Form 10-Q
period 2010-06-30
InTake Communications, Inc.
filed 2010-08-06
CIK 1479919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of July 30, 2010.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 .   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity ................................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  11

Item 4T. Controls and Procedures ...........................................  12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  14

Item 1A. Risk Factors ......................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  14

Item 3.  Defaults Upon Senior Securities ...................................  14

Item 4.  Submission of Matters to a Vote of Security Holders ...............  14

Item 5.  Other Information .................................................  14

Item 6.  Exhibits ..........................................................  14

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Intake Communications, Inc. a Florida corporation.

                          INTAKE COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                       JUNE 30,     DECEMBER 31,
                                                        2010           2009
                                                      UNAUDITED       AUDITED
                                                      ----------    ------------

CURRENT ASSETS
   Cash and cash equivalents ......................   $   11,513    $     6,000
                                                      ----------    -----------
      Total current assets ........................   $   11,513          6,000
                                                      ----------    -----------

                                                      ----------    -----------
 TOTAL ASSETS .....................................   $   11,513    $     6,000
                                                      ==========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable & Accrued liabilities .........   $      400    $     3,579
                                                      ----------    -----------
      Total liabilities ...........................          400          3,579
                                                      ==========    ===========

STOCKHOLDERS' EQUITY
   Capital Stock (Note 4)
   Authorized:
      250,000,000 common shares, $0.0001 par value
   Issued and outstanding shares:
      10,200,000 and 9,000,000 shares issued and
      outstanding at June 30, 2010 and
      December 31, 2009, respectively .............   $    1,020    $       900
   Additional paid in capital .....................       19,980          8,100
   Stock subscriptions receivable .................            -         (3,000)
   Deficit accumulated during the development stage       (9,887)        (3,579)
                                                      ----------    -----------
   Total Stockholders' Equity .....................       11,113          2,421
                                                      ----------    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $   11,513    $     6,000
                                                      ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                          INTAKE COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                   THREE MONTHS    SIX MONTHS     DECEMBER 24,
                                      ENDED           ENDED          2009 TO
                                     JUNE 30,       JUNE 30,         JUNE 30,
                                       2010           2010             2010
                                   ------------   ------------   --------------

REVENUES .......................   $          -   $          -   $            -
                                   ------------   ------------   --------------

EXPENSES
  General & Administrative .....   $         30   $        410   $          489
  Professional Fees ............          1,205          5,898            9,398
                                   ------------   ------------   --------------
                                          1,235          6,308            9,887

Loss Before Income Taxes .......   $     (1,235)  $     (6,308)  $       (9,887)
                                   ------------   ------------   --------------

Provision for Income Taxes .....              -              -                -
                                   ------------   ------------   --------------

Net Loss .......................   $     (1,235)  $     (6,308)  $       (9,887)
                                   ============   ============   ==============

PER SHARE DATA:

  Basic and diluted loss per
   common share ................   $     (0.000)  $     (0.001)  $       (0.001)
                                   ============   ============   ==============

  Weighted Average Common shares
   outstanding .................      9,461,638      9,283,333        9,222,222
                                   ============   ============   ==============

   The accompanying notes are an integral part of these financial statements.

                                    INTAKE COMMUNICATIONS, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                Deficit
                                                                              Accumulated
                                 Common Stock     Additional      Stock        During the
                              ------------------   Paid-in    Subscriptions   Development
                                Shares    Amount   Capital      Receivable       Stage       Total
                              ----------  ------  ----------  -------------   -----------   -------
Inception -December 24, 2009           -  $    -  $        -  $           -   $         -   $     -

   Common shares issued to
    Founder for cash at
    $0.001 per share
    (par value $0.0001) on
    12/24/2009 .............   9,000,000     900       8,100         (3,000)            -     6,000

   Loss for the period
    from inception on
    December 24, 2009 to
    December 31, 2009 ......           -       -           -              -        (3,579)   (3,579)
                              ----------  ------  ----------  -------------   -----------   -------

Balance - December 31, 2009    9,000,000     900       8,100         (3,000)       (3,579)    2,421
                              ==========  ======  ==========  =============   ===========   =======

Payment of Subscription
 Receivable ................           -       -           -          3,000             -     3,000

Loss for the quarter ended
 March 31, 2010 ............           -       -           -              -        (5,073)   (5,073)
                              ----------  ------  ----------  -------------   -----------   -------

Balance - March 31, 2010 ...   9,000,000     900       8,100              -        (8,652)      348
                              ==========  ======  ==========  =============   ===========   =======

   Common shares issued to
    Investors for cash at
    $0.01 per share
    (par value $0.0001) on
    5/26/2010 ..............   1,200,000     120      11,880              -             -    12,000

Loss for the quarter ended
 June 30, 2010 .............           -       -           -              -        (1,235)   (1,235)
                              ----------  ------  ----------  -------------   -----------   -------

Balance - June 30, 2010 ....  10,200,000   1,020      19,980              -        (9,887)   11,113
                              ==========  ======  ==========  =============   ===========   =======

             The accompanying notes are an integral part of these financial statements.

                                                 6

                          INTAKE COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                                                  For the Period
                                                                  from Inception
                                                     Six Months    December 24,
                                                       Ended         2009 to
                                                      June 30,       June 30,
                                                        2010           2010
                                                     ----------   --------------

OPERATING ACTIVITIES

  Net loss .......................................   $  (6,308)   $      (9,887)

  Changes in Operating Assets and Liabilities:
  Increase (decrease) in
       Accounts payable and accrued liabilities         (3,179)             400
                                                     ---------    -------------
  Net cash used in operating activities ..........      (9,487)          (9,487)
                                                     ---------    -------------

FINANCING ACTIVITIES

  Common stock issued for cash ...................      15,000           21,000
                                                     ---------    -------------
  Net cash provided by financing activities ......      15,000           21,000
                                                     ---------    -------------


INCREASE IN CASH AND CASH EQUIVALENTS ............       5,513           11,513

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         6,000                -
                                                     ---------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......   $  11,513    $      11,513
                                                     =========    =============


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense .............................   $       -    $           -
                                                     =========    =============
    Income taxes .................................   $       -    $           -
                                                     =========    =============

   The accompanying notes are an integral part of these financial statements.

                          Intake Communications, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2010)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Intake Communications, Inc. is a development stage company, incorporated in the State of Florida on, December 24, 2009, to provide software to companies to help them market and sell their music and entertainment content to consumers. The music and entertainment content is audio and video clips of concerts, music, videos, and artist interviews. Based on the customer request, the software will extract the music and entertainment content from the Company's music and entertainment library and stream that content to the customer's computers, televisions, and mobile devices. This content is referred to as "digital assets". The customer can request the content from any internet device such as a computer, laptop or mobile device.

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

Through June 30, 2010 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $9,887. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

                          Intake Communications, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2010)

The results of operations for the six-month period ending June 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010

Cash and Cash Equivalents
-------------------------

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2010.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                          Intake Communications, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (June 30, 2010)

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

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to June 30, 2010 through July 30, 2010, the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

InTake Comunications, Inc. is a development stage company and was incorporated in Florida on December 24, 2009, to provide software to companies to help them market and sell their music and entertainment content to consumers. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first half of the calendar year 2010, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On February 2, 2010 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on March 8, 2010 and March 23, 2010 with the SEC. The Registration Form S-1 and S-1/A Amendments were deemed effective as of March 25, 2010.

Results of Operations

The Company did not generate any revenue during the six months ended June 30, 2010.

Total expenses the six (6) months ending June 30, 2010 were $6,308 resulting in an operating loss for the period of $6,308. Basic net loss per share amounting to $.001 for the six (6) months ending June 30, 2010.

General and Administrative expenses consisted primarily of filing and professional fees for the six (6) months ending June 30, 2010 and were $6,308.

Total expenses for the three (3) months ended June 30, 2010 were $1,235 resulting in an operating loss for the period of $1,235 as compared to total expenses of $5,073 for the three (3) months ended March 31, 2010. The decrease in expenses was due primarily to decreased professional fees in the quarter ended June 30, 2010.

Liquidity and Capital Resources
-------------------------------

At June 30, 2010 we had working capital of $11,113 consisting of cash on hand of $11,513 as compared to working capital of $348 at March 31, 2010 and cash of $5,041.

Net cash used in operating activities for the six months ended June 30, 2010 was $9,487 as compared to $3,959 for the period from inception on December 24, 2010 through March 31, 2010.

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

As of June 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

                                        Intake Communications, Inc


                                        BY: /s/ Ron Warren
                                            --------------
                                            Ron Warren
                                            President, Secretary, Treasurer,
                                            Principal Executive Officer,
                                            Principal Financial and Accounting
                                            Officer and Sole Director

                                        Dated: August 6, 2010