Form 10-Q
period 2010-09-30
InTake Communications, Inc.
filed 2010-10-18
CIK 1479919

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of October 18, 2010.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 2010 (unaudited) and
           December 31, 2009 ...............................................   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity (Deficit) ......................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  12

Item 4T. Controls and Procedures ...........................................  12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  14

Item 1A. Risk Factors ......................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  14

Item 3.  Defaults Upon Senior Securities ...................................  14

Item 4.  Submission of Matters to a Vote of Security Holders ...............  14

Item 5.  Other Information .................................................  14

Item 6.  Exhibits ..........................................................  14

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

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to InTake Comunications, Inc. a Florida corporation.

                          INTAKE COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2010           2009
                                                      UNAUDITED       AUDITED
                                                    -------------   ------------

CURRENT ASSETS
  Cash and cash equivalents ......................  $      1,754    $     6,000
                                                    ------------    -----------
    Total current assets .........................  $      1,754          6,000
                                                    ------------    -----------

                                                    ------------    -----------
TOTAL ASSETS .....................................  $      1,754    $     6,000
                                                    ============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
  Current Liabilities
   Accounts Payable
    Accounts payable .............................  $      1,275    $     3,579
                                                    ------------    -----------
      Total Accounts Payable .....................         1,275          3,579

  Other Current Liabilities
    Loan from Officer ............................         2,400             --
                                                    ------------    -----------
      Total Other Current Liabilities ............         2,400             --
                                                    ------------    -----------

  Total Current Liabilities ......................         3,675             --
                                                    ------------    -----------

  Total Liabilities ..............................  $      3,675    $     3,579
                                                    ============    ===========

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital Stock (Note 4)
    Authorized:
      250,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
      10,200,000 and 9,000,000 shares issued and
      outstanding at June 30, 2010 and
      December 31, 2009, respectively ............  $      1,020    $       900
    Additional paid in capital ...................        19,980          8,100
    Stock subscriptions receivable ...............            --         (3,000)
    Deficit accumulated during the development
     stage .......................................       (22,921)        (3,579)
                                                    ------------    -----------
  Total Stockholders' Equity (Deficit) ...........        (1,921)         2,421
                                                    ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT) .......................................  $      1,754    $     6,000
                                                    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                          INTAKE COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                    THREE MONTHS    NINE MONTHS    DECEMBER 24,
                                        ENDED          ENDED          2009 TO
                                    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                         2010           2010           2010
                                    -------------  -------------  --------------

REVENUES .........................  $         --   $         --   $          --
                                    ------------   ------------   -------------


EXPENSES
  General & Administrative .......  $         65   $        475   $         554
  Professional Fees ..............        12,969         18,867          22,367
                                    ------------   ------------   -------------
                                          13,034         19,342          22,921

Loss Before Income Taxes .........  $    (13,034)  $    (19,342)  $     (22,921)
                                    ------------   ------------   -------------

Provision for Income Taxes .......            --             --              --
                                    ------------   ------------   -------------

Net Loss .........................  $    (13,034)  $    (19,342)  $     (22,921)
                                    ============   ============   =============


PER SHARE DATA:

  Basic and diluted loss per
   common share ..................  $     (0.001)        (0.002)  $      (0.002)
                                    ============   ============   =============

  Weighted Average Common shares
   outstanding ...................    10,200,000      9,558,242       9,542,349
                                    ============   ============   =============

   The accompanying notes are an integral part of these financial statements.

                                     INTAKE COMMUNICATIONS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                Deficit
                                                                              Accumulated
                                 Common Stock     Additional      Stock        During the
                              ------------------   Paid-in    Subscriptions   Development
                                Shares    Amount   Capital      Receivable       Stage        Total
                              ----------  ------  ----------  -------------   -----------   --------
Inception -December 24, 2009           -  $    -  $        -  $           -   $         -   $      -

   Common shares issued to
    Founder for cash at
    $0.001 per share
    (par value $0.0001) on
    12/24/2009 .............   9,000,000     900       8,100         (3,000)            -      6,000

   Loss for the period
    from inception on
    December 24, 2009 to
    December 31, 2009 ......           -       -           -              -        (3,579)    (3,579)
                              ----------  ------  ----------  -------------   -----------   --------

Balance - December 31, 2009    9,000,000     900       8,100         (3,000)       (3,579)     2,421
                              ==========  ======  ==========  =============   ===========   ========

Payment of Subscription
 Receivable ................           -       -           -          3,000             -      3,000

Loss for the quarter ended
 March 31, 2010 ............           -       -           -              -        (5,073)    (5,073)
                              ----------  ------  ----------  -------------   -----------   --------

Balance - March 31, 2010 ...   9,000,000     900       8,100              -        (8,652)       348
                              ==========  ======  ==========  =============   ===========   ========

   Common shares issued to
    Investors for cash at
    $0.01 per share
    (par value $0.0001) on
    5/26/2010 ..............   1,200,000     120      11,880              -             -     12,000

Loss for the quarter ended
 June 30, 2010 .............           -       -           -              -        (1,235)    (1,235)
                              ----------  ------  ----------  -------------   -----------   --------

Balance - June 30, 2010 ....  10,200,000   1,020      19,980              -        (9,887)    11,113
                              ==========  ======  ==========  =============   ===========   ========

Loss for the quarter ended
 September 30, 2010 ........           -       -           -              -       (13,034)   (13,034)
                              ----------  ------  ----------  -------------   -----------   --------

Balance - September 30, 2010  10,200,000   1,020      19,980              -       (22,921)    (1,921)
                              ==========  ======  ==========  =============   ===========   ========

             The accompanying notes are an integral part of these financial statements.

                                                  6

                          INTAKE COMMUNICATIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                  For the Period
                                                                  from Inception
                                                    Nine Months    December 24,
                                                       Ended         2009 to
                                                   September 30,   September 30,
                                                        2010           2010
                                                   -------------  --------------

OPERATING ACTIVITIES

  Net loss ......................................  $     (19,342) $     (22,921)

  Changes in Operating Assets and Liabilities:
    Increase (decrease) in
      Accounts payable and accrued liabilities ..         (2,304)         1,275
                                                   -------------  -------------
    Net cash used in operating activities .......        (21,646)       (21,646)
                                                   -------------  -------------

FINANCING ACTIVITIES

   Common Stock Issued for cash .................         15,000         21,000
   Loan from Officer ............................          2,400          2,400
                                                   -------------  -------------
    Net cash provided by financing activities ...         17,400         23,400
                                                   -------------  -------------


INCREASE IN CASH AND CASH EQUIVALENTS ...........         (4,246)         1,754

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           6,000             --
                                                   -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......  $       1,754  $       1,754
                                                   =============  =============


Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ............................  $              $          --
                                                   =============  =============
    Income taxes ................................  $              $          --
                                                   =============  =============

   The accompanying notes are an integral part of these financial statements.

                           INTAKE COMUNICATIONS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (SEPTEMBER 30, 2010)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

InTake Comunications, Inc. is a development stage company, incorporated in the State of Florida on, December 24, 2009, to provide software to companies to help them market and sell their music and entertainment content to consumers. The music and entertainment content is audio and video clips of concerts, music, videos, and artist interviews. Based on the customer request, the software will extract the music and entertainment content from the Company's music and entertainment library and stream that content to the customer's computers, televisions, and mobile devices. This content is referred to as "digital assets". The customer can request the content from any internet device such as a computer, laptop or mobile device.

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

Through September 30, 2010 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $22,921. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

                           INTAKE COMUNICATIONS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (SEPTEMBER 30, 2010)

The results of operations for the nine-month period ending September 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2010.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                           INTAKE COMUNICATIONS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (SEPTEMBER 30, 2010)

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

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to September 30, 2010 through October 18, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

NOTE 4. LOAN FROM OFFICER

During the quarter ended September 30, 2010, an officer of InTake
Communications, Inc. loaned the Company a total of $2,400. The notes, dated August 17, 2010 and September 21, 2010 bear no interest and are due December 31, 2011.

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

The Company did not generate any revenue during the quarter ended September 30, 2010.

Total expenses the three (3) months ending September 30, 2010 were $13,034 resulting in an operating loss for the period of $13,034. For the nine (9) months ending September 30, 2010, total expenses were $19,342 resulting in an operating loss of $19,342. Basic net loss per share amounting to $.001 and $.002 for the three (3) months and nine (9) months ending September 30, 2010, respectively.

Operating expenses consisted primarily of filing and professional fees for the three (3) months ending September 30, 2010 and were $12,969. For the nine (9) months ending September 30, 2010, filing and professional fees were $18,867.

Accounts payable as of September 30, 2010 and December 31, 2009 were $1,275 and $3,579 respectively.

Loans from an officer amounted to $2,400 as of September 30, 2010.

Liquidity and Capital Resources
-------------------------------

At September 30, 2010 we had working capital of ($1,921) consisting of cash on hand of $1,754 and accounts payable and accrued liabilities of $1,275 as compared to working capital of $2,421 at December 31, 2009 and cash of $6,000 and $2,579 of accounts payable and accrued liabilities.

Net cash used in operating activities for the nine months ended September 30, 2010 was $21,646 as compared to $0 for the period from inception on December 24, 2009 through December 31, 2009.

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

As of September 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

                                        Dated: October 18, 2010