Form 10-Q
period 2010-12-31
Game Face Gaming, Inc.
filed 2011-03-24
CIK 1479919

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
Commission file number: 333-164651

GAME FACE GAMING, INC.
(Exact name of registrant as specified in its charter)

Florida	27-1551007
(State of incorporation)	(I.R.S. Employer Identification No.)

20 East Sunrise Highway Suite 202 Valley Stream NY 11581
(Address of principal executive offices)

(516) 303- 8100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                              Accelerated filer ☐
Non-accelerated filer   ☐                                                                                             Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. As of June 30, 2010 there was no public bid or ask price for the shares of the issuer.

The number of shares of the issuer’s common stock issued and outstanding as of March 23, 2011 was 50,600,000 shares.

Documents Incorporated By Reference:  None

PART I

Item 1.     Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Game Face Gaming, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

Game Face Gaming, Inc., a Florida corporation (the “Company”) was incorporated on December 24, 2009 under the name Intake Communications, Inc. From inception up until February 10, 2011, the Company intended to provide software to companies to help them market and sell their music and entertainment content to consumers. While the Company had identified product requirements, product development had not started and the Company had not commenced business operations other than organizational, start-up, capital formation activities, filing its registration statement and meeting its obligations as an SEC reporting company.

On January 6, 2011, the Board of Directors and majority shareholder of the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to (i) affect a 13 for 1 forward stock split of the Company’s issued and outstanding common stock in the form of a dividend, and (i) change the Company’s name from Intake Communications, Inc. to Game Face Gaming, Inc.  The Amendment was filed on January 7, 2011 with the Secretary of State of the State of Florida and became effective as at the close of business on January 25, 2011.  The forward stock split was distributed to all shareholders of record on January 24, 2011.  No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued.  All fractional shares which would have otherwise be required to be issued as a result of the stock split were be rounded up to the nearest whole share.

On February 10, 2011, Ron Warren, the principal shareholder and sole officer and director of the Company, entered into a Stock Purchase Agreement which provided for the sale of his 11,333,333 shares of common stock of the Company (the “Control Shares”) to Punim Chadoshos, LLC, a New York limited liability corporation (the “Buyer”). The consideration paid for the Control Shares, which at the time of such sale represented 40.57% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $50,000. The Buyer, which is owned by a trust, used funds which it borrowed to purchase the Shares.

Simultaneous with such purchase and sale by the Buyer, Mr. Warren resigned from all his positions with the Company and Felix Elinson and Irving Bader were appointed to the Board of Directors of the Company, and Mr. Elinson was appointed President and Mr. Bader the Secretary. In addition, Mr. Warren canceled 104,666,667 shares of the Company previously owned by him and no longer owns any shares in the Company.

On February 22, 2011, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lemberg Consulting, Inc., a New York corporation (the Seller”) pursuant to which the Company acquired certain assets of the Seller in consideration for the issuance of 22,666,667 shares of its common stock. The assets purchased consist of a provisional patent and other intellectual property related to operating multi-platform, multiplayer non-wagering, non-games of chance, such as chess, poker, and backgammon. As a result of the transaction, the Company now owns the domain name www.FaceUpGaming.com.

The Asset Purchase Agreement contained customary representations and warranties from each of the Company and the Seller. The Company did not assume any liabilities in connection with the acquisition, other than the contractual payments due to Icreon Communications Ltd., a company located in India which provides development outsourcing as well as other platform related enhancement and support work. Icreon is to be paid as follows - (i) $25,000 when the platform completes Alpha testing; (ii) $27,500 after beta; and (iii) the remaining $27,500 after user acceptance testing.

In connection with the acquisition of the assets from the Seller, on February 22, 2011, the Company entered into an Employment Agreement with Felix Elinson, pursuant to which Mr. Elinson became employed as our chief executive officer. As chief executive officer, Mr. Elinson is responsible for developing our business strategies, policies and operations, as well as such duties consistent with his position as the principal executive offer of the Company. In consideration for his services, Mr. Elinson will be compensated with a monthly salary of $7,200 to be paid bi-monthly on the first and fifteenth business day of each month. Commencing upon the earlier to occur of the consummation of an equity financing of $1,000,000 or the first full month in which we have 15,000 paying subscribers, his compensation shall increase to $12,000 per month. Mr. Elinson has agreed not to compete with the Company during the term of his employment and for a period of one and a half years thereafter. Mr. Elinson also agreed not to disclose confidential information. Although the agreement is on a month to month basis, we may terminate Mr. Elinson for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

On February 22, 2011, the Company entered into a Consulting Agreement with Lemberg Consulting Inc. for the services of Alex Lemberg, pursuant to which Mr. Lemberg will serve on a month to month basis as a consultant to us and provide technological and technical services, including software data and code creation and edits, template creation and edits, software language modification, creation, implementation and changes to software architecture and backbone relating to search engine and all other services relating to our technological and marketing operations. In consideration for his services, the consultant will be compensated with a monthly salary of $6,000 to be paid bi-monthly on the first and fifteenth business day of each month.  Commencing upon the earlier to occur of the consummation of an equity financing of $1,000,000 or the first full month in which we have 15,000 paying subscribers, the compensation shall increase to $10,000 per month. Mr. Lemberg has agreed not to compete with the Company during the term of his consultancy and for a period of one and a half years thereafter. Mr. Lemberg has also agreed not to disclose confidential information and that the execution of the agreement and the performance of his duties to the Company do not violate or breach any employment, consulting, or other agreement nor breach of non-competition or similar agreements. We may terminate the consultant for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

On February 22, 2011, we entered into a Consulting Agreement with Yitz Grossman pursuant to which he was retained as a consultant to advise us on corporate development and introduce the Company to some of his contacts which may have an interest in investing in the Company.  The term of his agreement is for a period of 3 years and shall automatically be extended for an additional 3 years should we raise at least $3,000,000 gross capital. We agreed to compensate Mr. Grossman with the monthly sum of $10,000 to be paid bi-monthly on the first and fifteenth business day of each month, said payments to commence upon the earlier of the consummation of an equity financing of $2,000,000 or the first full month in which we have 15,000 paying subscribers.  Mr. Grossman has also agreed not to compete with the Company during the term of his consultancy and for a period of one and a half years thereafter. Mr. Grossman has also agreed to not to disclosed confidential information. We have the right to terminate him for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

On March 4, 2011, the Company, entered into a Convertible Note Purchase Agreement with three accredited investors for the sale of Convertible Promissory Notes (the “Note”) in the aggregate principal amount of $175,000. The Notes bear interest at the rate of 8% per annum and can be prepaid by the Company without penalty upon 5 days advance notice to the holder. The Notes mature on the earlier of 8 months from issuance or upon the closing of any offering from which the Company shall have raised the gross amount of $2,000,000. The holder can request that the Company pay interest in shares of common stock (at the same conversion rate described below). All principal and accrued interest on the Note is convertible into shares of our common stock at the election of the investor at any time 60 days after issuance at a conversion price equal to the greater of $0.25 per share or a 50% discount to the average of the 10 closing bid prices of the common stock during the 10 trading day period ending 5 days prior to conversion. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar events. The Notes contain default events which, if triggered and not cured within 10 days of notice, will result in a default interest rate of 1.5% per month.

The Company intends to offer up to $300,000 of such Notes under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On March 1, 2011, the Company entered into a Poker License Agreement with Atlas Software USA Inc., a New Jersey corporation pursuant to which the Company granted Atlas the right to install and use Game Face Gaming software program for its own website and business. The Company retained all right, title and interest to its software. In consideration for the license, Atlas paid the Company $55,000, and will pay the Company (i) $27,500 upon acceptance of all design work, customization and the initiation of alpha testing that will support a minimum of 1,000 users; and (ii) $27,500 upon resolution of issues derived during the alpha testing and the completion of a beta test. It is anticipated that the alpha testing will be completed by April 15th and the completion of the beta by June 15th. If payment is not made in accordance with the terms of the agreement, the Company has the right to impose a 1% penalty per month on any overdue amount, and if not paid following 30 days notice, the Company may cancel the agreement.

On March 3, 2011, the Company entered into a similar license agreement with Prodigious Capital Group LLC on the same terms and conditions as the agreement with Atlas, other than the payment of $50,000 to the Company upon execution and delivery of the agreement and $25,000 due and payable upon acceptance of all design work, customization and the initiation of alpha testing that will support a minimum of 1,000 users which is expected July 1st; and (ii) $25,000 upon resolution of issues derived during the alpha testing and the completion of a beta test, which is expected September 1st. This license is limited to the "Texas Hold-em" version of the software of the Company and no other games or poker variations.

Business Overview

Since the change of control and the consummation of the transactions contemplated by the Asset Purchase Agreement, the Company is now in the business of operating a non-wagering, non-games of chance (such as chess, poker, and backgammon), multi-platform, multiplayer and social software company. The Company seeks to develop, market and operate a non wagering internet gaming website by incorporating proprietary technologies that will provide players with streaming video, audio and messaging capabilities. We believe that these enhancements will dramatically enhance the players’ online gaming experiences. Management is not aware of any online games sites which offer players the ability to see one another and speak live during game play.

We are committed to responsible game-play and are not a gambling site - we want to encourage people to play competitively to win prizes without requiring them to risk losing money. The only cost to players will be a monthly membership fee. Because we do not offer gambling, players cannot lose money, but still provide an exciting and entertaining experience. It is our belief that this is legal for U.S. residents because our members pay a monthly fee to play the games we will offer. It is contemplated that our members will pay us a monthly fee, which gives them a certain amount of points. These points are then used to enter tournaments and/or play games on the site. Each game will have its own entry fee in terms of points. Additional points are not purchased; instead they are won based on a member's standing in various tournaments played on our site.

We will require additional capital to develop and expand our gaming platform from beta testing to a full launch. We estimate that within the next 12 months we will need approximately $1,000,000 to make our site live, market the site to obtain members and generate revenues from members.

There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain such amount of funds through bank loans, lines of credit or any other sources.  Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Our Technology

We currently own provisional patent application number 61/423,751, titled "reality gaming social network", integrating the activity of playing games with the ability to interact with real users in real-time. We expect to update the provisional patent as we add games to our platform.

Our software is designed in ASP.Net 2 and Flash, and the database is built in MS SQL and Flash Media Server. Utilizing this approach, we hope to provide video streaming and voice quality capabilities to more than 1 million players at one time. Because our infrastructure exists on cloud based technology, our platform enables rapid and immediate response to higher demand.

Cloud computing is by far the most economical way to scale up capacity, because as the need presents itself all we need to do is  open up a new server and access the required server. This method not only enables us to determine the exact configuration and bandwidth which we need to use, but then we only have to pay for what we need and use.

We are currently using cloud computing provided by Rackspace.com on a monthly basis. Rackspace offers data centers which simultaneously handle the resource requests from multiple clients. With everything in the data centers, we do not need to have our own information technology setup related directly to the constant upkeep of servers. We currently pay $700 per month for this service. Our gaming systems have been designed to meet the most demanding security standards. We use the same technology currently employed by Amazon and Dell to secure their e-commerce sites' client information. All sensitive data will be securely transmitted and stored in encrypted databases with Rackspace.com.

We also believe that the use of ASP.Net in the front-end makes our system fully secure and encrypted from hackers because the software is running from the server instead of being downloaded to a player’s computer. This design makes the system more secure and provides less chances of the system slowing down and/or crashing.

Products

Our first game offering will be poker.  Poker was selected as the Company’s inaugural game product because our platform and technology (live, interactive video and chat) will enable players to see and speak to each other in real-time. Our technology will allow play not merely based on the cards being held in hand but also using the skill required to see and read the opponent’s face; the proverbial ‘poker face’.

We hope to offer people the opportunity to participate in tournaments, which are the ultimate poker players' thrill. A tournament is a poker game in which each player starts with an equal amount of chips. All of the players in the tournament continue to play until one player has amassed all of the chips. Each tournament has a buy-in as well as a fee. The buy-in is put into the prize pool; the fee is kept by the Company. The size of the prize pool depends on the number of people playing in the tournament and is paid out in its entirety to the winner.

To start the tournament, each player is dealt a card. The player with the highest card starts the game as the dealer. Each player's goal is to amass as many chips as possible. Players who lose all of their chips are out of the tournament. As the tournament continues, more and more players are eliminated until only the tournament winner remains.

Members will be given a tournament rating that is a measure of how successful they are in our tournaments. The tournament rating is a score that is based on a player’s multi-table tournament performance and is constantly changing as the player plays more multi-table tournaments. Tournament ratings allow a player to see how he is doing and track his progress as he becomes a better player. We also hope to run special tournaments in which a player can play against players with similar tournament ratings. This will allow players the opportunity to play against other players of similar skill level.

The numerical value of a player’s tournament rating is determined by a complex formula that takes into account primarily where the player is placed in a given multi table tournament and how many total people were in the tournament. The player’s tournament rating then determines his color level, which starts at the Red level and progress to Green and finally to Black -- the highest color level. The more multi table tournaments he plays, the size of the tournaments and how he place in these tournaments will determine whether the player’s score and color level move up or down. In general, the better the player’s performance, the higher his numerical tournament rating score.

The Company hopes to offer other types of tournaments, including:

Shootouts: A shootout is a special kind of multi-table tournament. Traditionally, when a player plays in a multi-table tournament, players are moved from table to table to balance the number of players at each table. Eventually, the fortunate last nine players end up at the "final table". In a shootout, no such table balancing is done. A player remains at his original table until only one player is left standing. If he wins at that table, he advances to another table and repeats the process against other players who have each won at previous respective tables.

Double Shootout: In a Double Shootout, a player needs to win two tables to win the event, although often there is some money for everybody who makes the second table.  Each starting table is played to its conclusion; the final table is formed of the winners of the first round matches.

Triple Shootout: In a Triple Shootout, a player must win three tables to win the entire event (again, there may well be some prize money distributed along the way). For example, assuming a standard (9 players per table) triple shootout is full, 729 players will be placed, 9 per table, at 81 tables within the tournament. Each table will play until there is one player remaining with all of the chips from that table. The 81 players remaining will then be moved to 9 tables for Round 2. As in Round 1, each table will play until one player has all of the chips from that table. Finally, the 9 remaining players will advance to the final table, where the champion of the tournament will be determined.

Note that this whole process could be extended to quadruple shootouts and on up. Also, the tables don't necessarily have to start at nine players each. For instance, it is possible to run a triple shootout with four-player tables (a total of 64 players in each event).

Satellite: A satellite is a tournament in which the prize is an entry into a larger tournament. It can be less expensive to enter a satellite than it would be to enter the main tournament directly. Multi-table satellites are scheduled as regular tournaments, and the sign-up details and play are identical.

Freerolls: a "freeroll" is another type of tournament in which entry is completely free. There is no buy-in and no entry fee, but there are cash prizes available to win. We hope to hold many of these events on a daily basis.

Sit & Go: A "Sit & Go" is a tournament that is not regularly scheduled; it simply begins when all the seats are filled. We hope to offer several kinds of Sit & Go tournaments, including single table, multi table, and heads up events.

We intend to quickly expand the network beyond poker to include global staples in gaming such as backgammon, chess and checkers.

Market

Management has exhaustively studied the state of multi-platform, multiplayer non-wagering, non-games.  We feel that the gaming industry presents an ever increasing market and excellent opportunities for growth. The Company intends to market the first online gaming product which will deliver video, audio and texting functionality along with the ability to allow users to create their own private tables and host their own private tournaments.

It is hoped that our proprietary technology will allow for interactive, face-to-face competition, which we believe is the only medium which allows for the true test of a poker player's skill. Without the possibility of being able to see and affect your opponent psychologically, the game might as well not be played.

Our Strategy

Management believes that the Company will be able to generate revenues from the following sources: (1) monthly membership fees; (2) advertisements; (3) tournament plays; (4) social network community; and (5) e-Commerce.

Monthly Membership Fees

Players on our game site will be grouped into two communities, members and non members. Membership packages will consist of monthly payments, the price being dependent on the package the person selects.  Our non-member community will accumulate “Fun Points”, while players in our member community will accumulate prize points leading to large cash and prize rewards.

A player in our non-member community will need to accumulate points in order to have chance to play for small cash and merchandise prizes. The player would be able to do this by winning these points playing in tournaments with other players or private tables. The tournaments will have various jackpots depending on the size of the entry fee based on the point system. For example a tournament that had an entry fee of 5 points would let a player potentially win a 25 point jackpot.

Our member community will be able to play for prize points enabling them to win big cash prizes and giveaways. For a monthly fee, players will be given the opportunity to access:

	Entry into cash tournaments with over $150,000 in monthly prizes;
	A proprietary tournament rating based on actual play;
	Live chats customer service;
	Live phone support Mondays through Fridays;
	Exclusive player's club newsletters; and
	No ads, no interruptions game play.

We plan to attract members with different incentive programs to sign up.  For example, offering a free webcam to the first 1,000 users, Free Rolls and prize giveaways.

Advertisement – We anticipate developing a strong following in the “Play for Fun” portion of the website in the early days following our beta testing. We hope this provides us with an opportunity to generate advertisement dollars.

Tournament Plays – This component of the online gaming industry is by far one of the most popular and lucrative venues. The launch of “Tournament Play” will drastically increase the number of user’s who register on a monthly basis. We also hope that this will lead to even greater advertisement revenues.

Social Network Community – Up until now the social aspect of online poker has been relatively small when compared to other niche based communities.  The existing format of online poker forces players to play as many hands as possible without any interaction among the players since players are unable to speak or directly view their opponents, there is no reasonable opportunity for them to interact with each other than on the hands played.

With the advent of our technology players will be able to see, communicate, and otherwise interact with other players in our online community. Our technology provides a new dimension of interaction which we hope will lead towards the development of social groups. We believe that this concept will help make us the most diverse and popular online poker social networks which we hope will lead to a larger player base, as compared to a standalone poker room, ultimately leading to greater revenues.

e-Commerce – In the natural course of development, we hope that merchants will find the online social community fertile ground to offer gambling related products and services. We will provide our e-commerce partners with the ability to market and sell their products directly through payment processing software. We will take a small percentage from each transaction we process adding to our list of revenue streams.

Employees

The  Company  has only one full-time employee as well as  its  officers  and directors,  who will devote as much time as the Board of Directors  determine is necessary to carry out the affairs of the Company.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

The company does not own any real estate or other properties. The company's office is located at 20 East Sunrise Highway, Suite 202, Valley Stream, NY 11581. The business office is located at the office of one of our consultants at no charge. It is currently sufficient for our operations.

Item 3.       Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.       Removed and Reserved

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded under the Symbol “IKCC” on the OTC Bulletin Board (“OTCBB”), which is sponsored by the FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The corporate action of changing our name to Game Face Gaming, Inc. has not resulted in a symbol change. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

As described above, on January 25, 2011 we effectuated a 13 for 1 forward stock split. All figures in this Annual Report regarding the number of shares issued and outstanding reflect such stock split.

Holders

As of March 21, 2011, there were 50,600,000 common shares issued and outstanding, which were held by 45 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.0001. On December 24, 2009, we issued 117,000,000 common shares to Ron Warren, a former officer and director for a total consideration of $9,000 or $0.001 per share. The consideration was $6,000 in cash and a subscription receivable for $3,000. Mr Warren is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act. The proceeds from the sale of the shares were used for working capital purposes.

On February 22, 2011 we issued 22,666,666 to the Seller in consideration of the intellectual rights relating to operating multi-platform, multiplayer non-wagering, non-games of chance.  The issuance of the shares was exempt from registration of the Securities Act of 1933, as amended, by reason of Section 4 (2) of that Act. The Seller transferred 11,333,334 of said shares to Elina Leonova, the wife of Alex Lemberg, a consultant to the Company, and 11,333,333 shares to Felix Elinson, our president and chief executive officer. No proceeds were generated from the issuance of these shares.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

For the period ended December 31, 2010, we have not repurchased any shares of our common stock. However, on February 11, 2011, Ron Warren, our former officer and director, canceled 104,666,667 shares of the Company.

Description of Registrant’s Securities

Common Stock

The authorized common stock is two hundred and fifty million (250,000,000) shares with a par value of $.0001 (the “Common Stock”) for an aggregate par value of twenty five thousand dollars ($25,000). The Common Stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors;
•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
•	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to the Bylaws of our Articles of Incorporation and the applicable statutes of the State of Florida for a more complete description of the rights and liabilities of holders of our securities.

Non-Cumulative Voting

Holders of shares of Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. After this offering is completed, present stockholders will own approximately 75% of our outstanding shares.

Cash Dividends

As of the date of this prospectus, we have not declared or paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Game Face Gaming, Inc. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

Since the change of control and the consummation of the transactions contemplated by the Asset Purchase Agreement, the Company is now in the business of operating a non-wagering, non-games of chance (such as chess, poker, and backgammon), multi-platform, multiplayer and social software company. The Company seeks to develop, market and operate a non wagering internet gaming website by incorporating proprietary technologies that will provide players with streaming video, audio and messaging capabilities. We believe that these enhancements will dramatically enhance the players’ online gaming experiences. Management is not aware of any online games sites which offer players the ability to see one another and speak live during game play.

We will require additional capital to develop and expand our gaming platform from beta testing to a full launch. We estimate that within the next 12 months we will need approximately $1,000,000 to make our site live, market the site to obtain members and generate revenues from members.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional development and expansion of our gaming platform from beta testing to a full launch.  Although we are offering up to $300,000 of convertible notes, there is no assurance we will be successful in selling all such notes.  We believe that any other debt financing will not be an alternative source of fund to make our site live, market the site to obtain members and generate revenues from members.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as we are able to generate revenues.  We do not have any arrangements in place for any future equity financing.

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

We do not anticipate any equipment purchases in the twelve months ending December 31, 2011.

Results of Operations

Years Ended December 31, 2010 and 2009

We have $584 in cash and cash equivalent, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2010 and 2009. Expenses during the year ended December 31, 2010 were $22,837 for a net loss of $22,837 compared to expenses of $3,579 for a net loss of $3,579 for the year ended December 31, 2009. Expenses for the year ended December 31, 2009 consisted entirely of professional fees relating to our organization, while expenses during the year ended December 31, 2010 were primarily the result of professional and filing fees associated with filing our registration statements, complying with our reporting requirements and general and administrative expenses. We have incurred a cumulative net loss of $26,416 for the period December 24, 2009 (inception) to December 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2010 reflects that the Company has $584 in cash and cash equivalents. In addition, the Company had a working capital deficiency and stockholders’ deficiency of $5,416 at December 31, 2010.

On March 4, 2011, the Company, entered into a Convertible Note Purchase Agreement with three accredited investors for the sale of Convertible Promissory Notes (the “Note”) in the aggregate principal amount of $175,000. The Notes bear interest at the rate of 8% per annum and can be prepaid by the Company without penalty upon 5 days advance notice to the holder. The Notes mature on the earlier of 8 months from issuance or upon the closing of any offering from which the Company shall have raised the gross amount of $2,000,000. The holder can request that the Company pay interest in shares of common stock (at the same conversion rate described below). All principal and accrued interest on the Note is convertible into shares of our common stock at the election of the investor at any time 60 days after issuance at a conversion price equal to the greater of $0.25 per share or a 50% discount to the average of the 10 closing bid prices of the common stock during the 10 trading day period ending 5 days prior to conversion. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar events. The Notes contain default events which, if triggered and not cured within 10 days of notice, will result in a default interest rate of 1.5% per month.

The Company intends to offer up to $300,000 of such Notes under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On March 1, 2011, the Company entered into a Poker License Agreement with Atlas Software USA Inc., a New Jersey corporation pursuant to which the Company granted Atlas the right to install and use Game Face Gaming software program for its own website and business. The Company retained all right, title and interest to its software. In consideration for the license, Atlas paid the Company $55,000, and will pay the Company (i) $27,500 upon acceptance of all design work, customization and the initiation of alpha testing that will support a minimum of 1,000 users; and (ii) $27,500 upon resolution of issues derived during the alpha testing and the completion of a beta test. It is anticipated that the alpha testing will be completed by April 15th and the completion of the beta by June 15th. If payment is not made in accordance with the terms of the agreement, the Company has the right to impose a 1% penalty per month on any overdue amount, and if not paid following 30 days notice, the Company may cancel the agreement.

On March 3, 2011, the Company entered into a similar license agreement with Prodigious Capital Group LLC on the same terms and conditions as the agreement with Atlas, other than the payment of $50,000 to the Company upon execution and delivery of the agreement and $25,000 due and payable upon acceptance of all design work, customization and the initiation of alpha testing that will support a minimum of 1,000 users which is expected July 1st; and (ii) $25,000 upon resolution of issues derived during the alpha testing and the completion of a beta test, which is expected September 1st. This license is limited to the "Texas Hold-em" version of the software of the Company and no other games or poker variations.

Going Concern Consideration

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital, and generate revenues.  See Note 6 of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.        Financial Statements.

GAME FACE GAMING, INC.
(F/K/A INTAKE COMMUNICATIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
FROM DECEMBER 24, 2009 (INCEPTION) THROUGH DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc.)

We have audited the accompanying balance sheet of Game Face Gaming, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period from December 24, 2009 (inception) through December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Game Face Gaming, Inc. (a Florida corporation) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period December 24, 2009 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 6, the Company has been in the development stage since its inception (December 24, 2009) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Schaumburg, Illinois
March 24, 2011

1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847-524-0800
 Fax: 847-524-1655

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009
	Audited	Audited

CURRENT ASSETS
Cash and cash equivalents	$584	$6,000
Total current assets	$584	6,000

TOTAL ASSETS	$584	$6,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$3,000	$3,579
Loan from officer	3,000	-
Total Current Liabilities	6,000	3,579

TOTAL LIABILITIES	$6,000	$3,579

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
250,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
132,600,000 and 117,000,000 shares issued and outstanding at
December 31, 2010 and December 31, 2009, respectively	$1,020	$900
Additional paid in capital	19,980	8,100
Stock subscriptions receivable	-	(3,000)
Deficit accumulated during the development stage	(26,416)	(3,579)
Total Stockholders' Equity (Deficit)	(5,416)	2,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$584	$6,000

The accompanying notes are an integral of these financial statements.

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc.)
(A Development Stage Company)
Statements of Operations

(Audited)

			For the Period
			from Inception
			December 24,
			2009 to
	December 31,	December 31,	December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

EXPENSES
Bank Service Charges	222	-	222
Filing Fee	150	-	150
Organizational Expense	148	79	227
SEC Filing Fee	1,822	-	1,822
Transfer Agent Fee	2,030	-	2,030
Professional Fees	18,465	3,500	21,965
	22,837	3,579	26,416

Loss Before Income Taxes	$(22,837)	$(3,579)	$(26,416)

Provision for Income Taxes	-	-	-

Net Loss	$(22,837)	$(3,579)	$(26,416)

PER SHARE DATA:

Basic and diluted loss per common share	$ **	$ **	$ **

Weighted Average Common shares outstanding	126,445,479	117,000,000	126,267,742

**  Less than $.01

The accompanying notes are an integral of these financial statements.

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

(Audited)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception -December 24, 2009	-	$-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.001 per share	117,000,000	900	8,100	(3,000)	-	6,000
(par value $0.0001) on 12/24/2009

Loss for the period from inception on
December 24, 2009 to December 31, 2009	-	-	-	-	(3,579)	(3,579)

Balance - December 31, 2009	117,000,000	900	8,100	(3,000)	(3,579)	2,421

Payment of Subscription Receivable				3,000		3,000

Loss for the quarter ended March 31, 2010					(5,073)	(5,073)

Balance - March 31, 2010	117,000,000	900	8,100	-	(8,652)	348

Common shares issued to Investors
for cash at $0.01 per share
(par value $0.0001) on 5/26/2010	15,600,000	120	11,880			12,000

Loss for the quarter ended June 30, 2010					(1,235)	(1,235)

Balance - June 30, 2010	132,600,000	1,020	19,980	-	(9,887)	11,113

Loss for the quarter ended September 30, 2010					(13,034)	(13,034)

Balance - September 30, 2010	132,600,000	1,020	19,980	-	(22,921)	(1,921)

Loss for the quarter ended December 31, 2010					(3,495)	(3,495)

Balance - December 31, 2010	132,600,000	$1,020	$19,980	$-	$(26,416)	$(5,416)

The accompanying notes are an integral of these financial statements.

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc.)
(A Development Stage Company) Statements of Cash Flows (Audited)
			For the Period
			from Inception
			December 24,
			2009 to
	December 31,	December 31,	December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(22,837)	$(3,579)	$(26,416)

Changes in Operating Assets and Liabilities:
Increase (decrease) in
Accounts payable and accrued liabilities	(579)	3,579	3,000
Net cash used in operating activities	(23,416)	-	(23,416)

FINANCING ACTIVITIES
Common stock issued for cash	15,000	6,000	21,000
Loan from officer	3,000		3,000
Net cash provided by financing activities	18,000	6,000	24,000

INCREASE IN CASH AND CASH EQUIVALENTS	(5,416)	6,000	584

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,000	0	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$584	$6,000	$584

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral of these financial statements.

GAME FACE GAMING, INC.
(F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(DECEMBER 31, 2010)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Game Face Gaming, Inc. (f/k/a Intake Communications, Inc.) the Company is a development stage company, incorporated in the State of Florida on December 24, 2009 to provide software to companies to help them market and sell their music and entertainment content to consumers. The music and entertainment content is audio and video clips of concerts, artist interviews, and highlights. Based on the customer request, the software will extract the music and entertainment content from the customer's music and entertainment library and stream that content to the customer. This content is referred to as "digital assets". The customer can request the content from any internet device such as a computer, laptop or mobile device.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(DECEMBER 31, 2010)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2010.

Advertising

The Company will expense advertising as incurred. Since inception, the advertising dollars spent have been $0.00.

Use of Estimates

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

GAME FACE GAMING, INC.
(F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(DECEMBER 31, 2010)

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Property

The Company does not own any real estate or other properties. The Company's office is located 20 East Sunrise Highway, Suite 202, Valley Stream, NY 11581. Our contact number is 516-303-8118. The business office is located at the office of one of our consultants at no charge.

NOTE 3. INCOME TAXES:

The Company provides for income taxes under the provisions of FASB ASC 740, Income Taxes. FASB ASC Topic 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 718 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

The components of the Company's income tax expenses at December 31, 2010 are as follows:

Year Ended December 31, 2010
Deferred Tax Asset	$26,416
Valuation Allowance	$(26,416)
Current Taxes Payable	-
Income Tax Expense	-

At December 31, 2010, the Company had estimated net loss carry forwards of approximately $26,000 which expires through its tax year ending 2030. Utilization of these net operating loss card forwards may be limited in accordance with IRCD Section 3.82 in the event of certain shifts in ownership.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(DECEMBER 31, 2010)

NOTE 4. STOCKHOLDERS' EQUITY

Common Stock

On December 24, 2009, the Company issued 117,000,000 of its $0.0001 par value common stock at $0.001 per share for $6,000 cash and $3,000 in a subscription receivable to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On May 26, 2010 the Company issued 15,600,000 shares of common stock to investors in accordance with Form S-1 for cash in the amount of $12,000.

There are 250,000,000 Common Shares at $0.0001 par value authorized with 132,600,000 shares issued and outstanding at December 31, 2010.

On January 6, 2011, the Board of Directors and majority shareholder of the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to (i) affect a 13 for 1 forward stock split of the Company’s issued and outstanding common stock in the form of a dividend.  Accordingly there were 10,200,000 pre-split common shares and following the forward split there are 132,600,000 common shares issued and outstanding at December 31, 2010.  All share amounts, including those stated above, have been adjusted to reflect the forward split.

NOTE 5. RELATED PARTY TRANSACTIONS

An officer and director of the Company are involved in business activities outside of the company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period December 24, 2009 (date of inception) through December 31, 2010 the Company has had a net loss of $26,416. As of December 31, 2010, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The company has adopted all recently issued accounting pronouncements.  The Adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 8. LOAN FROM OFFICER

During the year ended December 31, 2010, an ex-officer of Game Face Gaming, Inc, F/K/A InTake Communications, Inc. loaned the Company a total of $3,000. The notes, dated August 17, 2010, September 21, 2010, and November 15, 2010 bear no interest and are due December 31, 2011.

NOTE 9. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2010. On January 1, 2011, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. Our cash balance at December 31, 2010 was below the FDIC insurance threshold.

NOTE 10. SUBSEQUENT EVENTS

On January 6, 2011, the Board of Directors and majority shareholder of the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to (i) affect a 13 for 1 forward stock split of the Company’s issued and outstanding common stock in the form of a dividend, and (i) change the Company’s name from Intake Communications, Inc. to Game Face Gaming, Inc.  The Amendment was filed on January 7, 2011 with the Secretary of State of the State of Florida and became effective as at the close of business on January 25, 2011.  The forward stock split was distributed to all shareholders of record on January 24, 2011.  No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued.  All fractional shares which would have otherwise be required to be issued as a result of the stock split were be rounded up to the nearest whole share.

On February 10, 2011, Ron Warren, the principal shareholder and sole officer and director of the Company, entered into a Stock Purchase Agreement which provided for the sale of his 11,333,333 shares of common stock of the Company (the “Control Shares”) to Punim Chadoshos, LLC, a New York limited liability corporation (the “Buyer”). The consideration paid for the Control Shares, which represents 40.57% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $50,000. The Buyer, which is owned by a trust, used funds which it borrowed to purchase the Shares.

Simultaneous with such purchase and sale by the Buyer, Mr. Warren resigned from all his positions with the Company and Felix Elinson and Irving Bader were appointed to the Board of Directors of the Company, and Mr. Elinson was appointed President and Mr. Bader the Secretary. In addition, Mr. Warren canceled 104,666,667 shares of the Company previously owned by him and no longer owns any shares in the Company.

On February 22, 2011, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lemberg Consulting, Inc., a New York corporation (the Seller”) pursuant to which the Company acquired certain assets of the Seller in consideration for the issuance of 22,666,667 shares of its common stock. The assets purchased consist of a provisional patent and other intellectual property related to operating multi-platform, multiplayer non-wagering, non-games of chance, such as chess, poker, and backgammon. As a result of the transaction, the Company now owns the domain name www.FaceUpGaming.com.

The Asset Purchase Agreement contained customary representations and warranties from each of the Company and the Seller. The Company did not assume any liabilities in connection with the acquisition, other than the contractual payments due to Icreon Communications Ltd., a company located in India which provides development outsourcing as well as other platform related enhancement and support work. Icreon is to be paid as follows - (i) $25,000 when the platform completes Alpha testing; (ii) $27,500 after beta; and (iii) the remaining $27,500 after user acceptance testing.

In connection with the acquisition of the assets from the Seller, on February 22, 2011, the Company entered into an Employment Agreement with Felix Elinson, pursuant to which Mr. Elinson became employed as our chief executive officer. As chief executive officer, Mr. Elinson is responsible for developing our business strategies, policies and operations, as well as such duties consistent with his position as the principal executive offer of the Company. In consideration for his services, Mr. Elinson will be compensated with a monthly salary of $7,200 to be paid bi-monthly on the first and fifteenth business day of each month. Commencing upon the earlier to occur of the consummation of an equity financing of $1,000,000 or the first full month in which we have 15,000 paying subscribers, his compensation shall increase to $12,000 per month. Mr. Elinson has agreed not to compete with the Company during the term of his employment and for a period of one and a half years thereafter. Mr. Elinson also agreed not to disclose confidential information. Although the agreement is on a month to month basis, we may terminate Mr. Elinson for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

On February 22, 2011, we entered into a Consulting Agreement with Yitz Grossman pursuant to which he was retained as a consultant to advise us on corporate development and introduce the Company to some of his contacts which may have an interest in investing in the Company.  The term of his agreement is for a period of 3 years and shall automatically be extended for an additional 3 years should we raise at least $3,000,000 gross capital. We agreed to compensate Mr. Grossman with the monthly sum of $10,000 to be paid bi-monthly on the first and fifteenth business day of each month, said payments to commence upon the earlier of the consummation of an equity financing of $2,000,000 or the first full month in which we have 15,000 paying subscribers.  Mr. Grossman has also agreed not to compete with the Company during the term of his consultancy and for a period of one and a half years thereafter. Mr. Grossman has also agreed to not to disclosed confidential information. We have the right to terminate him for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

On February 22, 2011, the Company entered into a Consulting Agreement with Lemberg Consulting Inc. for the services of Alex Lemberg, pursuant to which Mr. Lemberg will serve on a month to month basis as a consultant to us and provide technological and technical services, including software data and code creation and edits, template creation and edits, software language modification, creation, implementation and changes to software architecture and backbone relating to search engine and all other services relating to our technological and marketing operations. In consideration for his services, the consultant will be compensated with a monthly salary of $6,000 to be paid bi-monthly on the first and fifteenth business day of each month.  Commencing upon the earlier to occur of the consummation of an equity financing of $1,000,000 or the first full month in which we have 15,000 paying subscribers, the compensation shall increase to $10,000 per month. Mr. Lemberg has agreed not to compete with the Company during the term of his consultancy and for a period of one and a half years thereafter. Mr. Lemberg has also agreed not to disclose confidential information and that the execution of the agreement and the performance of his duties to the Company do not violate or breach any employment, consulting, or other agreement nor breach of non-competition or similar agreements. We may terminate the consultant for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

On March 4, 2011, the Company, entered into a Convertible Note Purchase Agreement with three accredited investors for the sale of Convertible Promissory Notes (the “Note”) in the aggregate principal amount of $175,000. The Notes bear interest at the rate of 8% per annum and can be prepaid by the Company without penalty upon 5 days advance notice to the holder. The Notes mature on the earlier of 8 months from issuance or upon the closing of any offering from which the Company shall have raised the gross amount of $2,000,000. The holder can request that the Company pay interest in shares of common stock (at the same conversion rate described below). All principal and accrued interest on the Note is convertible into shares of our common stock at the election of the investor at any time 60 days after issuance at a conversion price equal to the greater of $0.25 per share or a 50% discount to the average of the 10 closing bid prices of the common stock during the 10 trading day period ending 5 days prior to conversion. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar events. The Notes contain default events which, if triggered and not cured within 10 days of notice, will result in a default interest rate of 1.5% per month.

The Company intends to offer up to $300,000 of such Notes under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On March 1, 2011, the Company entered into a Poker License Agreement with Atlas Software USA Inc., a New Jersey corporation pursuant to which the Company granted Atlas the right to install and use Game Face Gaming software program for its own website and business. The Company retained all right, title and interest to its software. In consideration for the license, Atlas paid the Company $55,000, and will pay the Company (i) $27,500 upon acceptance of all design work, customization and the initiation of alpha testing that will support a minimum of 1,000 users; and (ii) $27,500 upon resolution of issues derived during the alpha testing and the completion of a beta test. It is anticipated that the alpha testing will be completed by April 15th and the completion of the beta by June 15th. If payment is not made in accordance with the terms of the agreement, the Company has the right to impose a 1% penalty per month on any overdue amount, and if not paid following 30 days notice, the Company may cancel the agreement.

On March 3, 2011, the Company entered into a similar license agreement with Prodigious Capital Group LLC on the same terms and conditions as the agreement with Atlas, other than the payment of $50,000 to the Company upon execution and delivery of the agreement and $25,000 due and payable upon acceptance of all design work, customization and the initiation of alpha testing that will support a minimum of 1,000 users which is expected July 1st; and (ii) $25,000 upon resolution of issues derived during the alpha testing and the completion of a beta test, which is expected September 1st. This license is limited to the "Texas Hold-em" version of the software of the Company and no other games or poker variations.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 13, 2010, the Company dismissed Seale and Beers, CPAs as its independent registered public accounting firm. Seale and Beers, CPAs had served as our independent registered public accounting firm since Inception on December 24, 2009. The dismissal of Seale and Beers, CPAs was approved by our Board of Directors on April 13, 2010. Seale and Beers, CPAs did not resign or decline to stand for re-election.

The report of Seale and Beers, CPAs dated January 14, 2010 on our balance sheet as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception on December 24, 2009 through December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report raised substantial doubts on our ability to continue as a going concern.

During our most recent fiscal year and the subsequent interim period up to date of dismissal we had no disagreements with Seale and Beers, CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which such disagreement if not resolved to the satisfaction of Seale and Beers, CPAs would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On April 15th , 2010 we engaged Lake and Associates, CPA’s as our independent registered public accounting firm. During our two most recent fiscal years and the subsequent interim period prior to retaining Lake and Associates, CPA’s (1) neither we nor anyone on our behalf consulted Lake and Associates, CPA’s regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Lake and Associates, CPA’s did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

 Changes in Internal Controls

During the year ended December 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B.     Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position
Felix Elinson	42	President, Chief Executive Officer; Director
Irving Bader	71	Secretary and Director

Felix Elinson has been our President and Chief Executive Officer since February 11, 2011. Since February 2008, Mr. Elinson has served as a Strategic Partner in Mega M LLC, a registered merchant services, credit card processing company in New York., From August 2003 to January 2008, Mr. Elinson served as the Chief Executive Officer of Fresh Start Management Consulting Corp. where he was involved in various types of international commodity trading transactions. From August 2000 to July 2003 he worked as an independent consultant. From May 1993 to July 2000, Mr. Elinson worked for futures & commodity firms as a Senior Sales Manager and trader such as Tran World Metals (cotton division, 1993-1997) and ICG (International Commodity Trading Group, Futures Division, 1998-2000.

Irving Bader has been the Secretary and a director of the Company since February 11, 2011. From 1973 to present, Mr. Bader has been the owner and a director of the Seneca Lake Camp, a organization engaged in providing summer outdoor sporting activities for children ages 7 to 18.  From 2002 to present, Mr. Bader has been the director and anchor for the Jewish Sport Network and from 2005 to present he has been the director of Athletics and an Associate Professor of Physical Education at Touro College. Mr. Bader is also the author of “A Pre-School P.E. Curriculum-An Adaptive Approach and “Motor Education for Retarded and Other Handicapped Children”.

There are no familial relationships among any of our officers or directors, except that Irving Bader is the father-in-law of Yitz Grossman, one of our consultants.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

Each director of the Company serves for a term of one year or until such director’s successor is duly elected and is qualified.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until such officer’s successor is duly elected and is qualified.

Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

 Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. As of the fiscal year ended December 31, 2010, the Company was subject to the reporting requirement of Section 16(a).

Auditors

Lake and Associates, CPAs, an independent registered public accounting firm, is our auditor.

Code of Conduct

We currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.    Executive Compensation.

Summary Compensation

Since our incorporation on December 24, 2009, we have not paid any compensation to our directors and executive officers in consideration for their services rendered to our Company in their capacities as such. As of December 31, 2010, we had no employment agreement with our executive officers or directors. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

Since our incorporation on December 24, 2009, no stock options or stock appreciation rights were granted to our directors or executive officers and our directors or executive officers have not exercised any stock options or stock appreciation rights, and do not hold any unexercised stock options. We have no long-term incentive plans.

On February 22, 2011, we entered into a month to month employment agreement with Felix Elinson, our principal executive and financial officer, pursuant to which Mr. Elinson is to receive a monthly salary of $7,200; commencing upon the earlier to occur of the consummation of an equity financing of $1,000,000 or the first full month in which we have 15,000 paying subscribers, his compensation shall increase to $12,000 per month. See Item 13, Certain Relationships and Related Party Transactions below and Director Independence for a full description of said agreement.

Outstanding Equity Awards

Our directors or executive officers do not hold any unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on December 24, 2009, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Florida.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Florida law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Compensation of Directors

Since our incorporation on December 24, 2009, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 21, 2011, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 50,600,000 shares of our common stock issued and outstanding. Unless otherwise indicated, the address of each person listed is c/o Game Face Gaming, Inc., 20 East Sunrise Highway, Valley Stream, NY 11581.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Felix Elinson1 2928 West 5th Street Brooklyn, NY 11224	11,333,333	22.4%

Irving Bader2	11,333,333	22.4%

Punim Chadoshos, LLC	11,333,333	22.4%

Elina Leonova3 319 East 24th Street New York, NY 10010	11,333,334	22.4%

Directors and officers as a group (2 persons)	22,666,666	44.8%

1           Mr. Elinson is the President and Chief Executive Officer and a director of the Company.
2           Mr. Bader, who is the Secretary and a director of the Company, is the trustee of the trust which owns all of the issued and outstanding stock of Punim Chadoshos, LLC, a  New York limited liability company.
3           Mrs. Leonova is the wife of Alex Lemberg, a consultant to the Company.

Punim Chadoshos, LLC has granted a proxy to Alex Lemberg to vote its shares in the event that the Company has paid in full and satisfied all its obligations pursuant to the $300,000 of convertible notes that the Company intends to offer and sell in a private placement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

For the period ended on December 24, 2009, we had issued 117,000,000 common shares to Ron Warren, who was our sole officer and director for a total consideration of $9,000. The consideration was $6,000 in cash and a subscription receivable for $3,000. The issuance of the shares was made to Mr. Warren, an individual who is a sophisticated and an accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933, as amended, by reason of Section 4 (2) of that Act.

On February 22, 2011 we issued 22,666,666 to Lemberg Consulting Inc. in consideration of the intellectual rights relating to operating multi-platform, multiplayer non-wagering, non-games of chance.  The issuance of the shares was exempt from registration of the Securities Act of 1933, as amended, by reason of Section 4 (2) of that Act. Lemberg Consulting transferred 11,333,334 of said shares to Elina Leonova, the wife of Alex Lemberg, a consultant to the Company, and 11,333,333 shares to Felix Elinson, our president and chief executive officer.

On February 22, 2011, the Company entered into an Employment Agreement with Felix Elinson, pursuant to which Mr. Elinson became employed as our chief executive officer. As chief executive officer, Mr. Elinson is responsible for developing our business strategies, policies and operations, as well as such duties consistent with his position as the principal executive offer of the Company. In consideration for his services, Mr. Elinson will be compensated with a monthly salary of $7,200 to be paid bi-monthly on the first and fifteenth business day of each month. Commencing upon the earlier to occur of the consummation of an equity financing of $1,000,000 or the first full month in which we have 15,000 paying subscribers, his compensation shall increase to $12,000 per month. Mr. Elinson has agreed not to compete with the Company during the term of his employment and for a period of one and a half years thereafter. Mr. Elinson also agreed not to disclose confidential information. Although the agreement is on a month to month basis, we may terminate Mr. Elinson for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

As described above, Punim Chadoshos, a shareholder holding 22.4% of our issued and outstanding stock, executed a non-competition/confidentiality agreement with the Company.

Alex Lemberg, a consultant to the Company, is married to Elina Leonova, who holds 22.4% of our issued and outstanding stock. In addition, Punim Chadoshos has granted Mr. Lemberg a proxy to vote its shares when the Company has paid in full and satisfied all its obligations pursuant to the $300,000 of convertible notes that the Company intends to offer and sell in a private placement.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.     Principal Accounting Fees and Services.

Our principal independent accountant is Lake and Associates CPAs. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit Fees	$4,450	$3,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.     Exhibits. Financial Statement Schedules.

Exhibit	Document

3.1
Certificate of Incorporation of Registrant (filed as Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2010 and incorporated herein by reference)

3.2	By-Laws of Registrant (filed as Exhibit 3.2 the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2010 and incorporated herein by reference)

3.3
Form of Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Florida on January 7, 2011 (filed a Exhibit 3.3 to Current Report filed with the  Securities and Exchange Commission on January 25, 2011 and incorporated herein by reference)

4.1	Form of Convertible Promissory Note (filed a Exhibit 4.2 to Current Report filed with the Securities and Exchange Commission on March 4, 2011 and incorporated herein by reference)

10.1
Asset Purchase Agreement dated February 22, 2011 between Game Face Gaming, Inc. and Lemberg Consulting Inc. (filed a Exhibit 10.1 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.2
Employment Agreement dated February 22, 2011 between Game Face Gaming, Inc. and Felix Elinson (filed a Exhibit 10.2 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.3
Consulting Agreement dated February 22, 2011 between Game Face Gaming, Inc. and Yitz Grossman (filed a Exhibit 10.3 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.4
Consulting Agreement dated February 22, 2011 between Game Face Gaming, Inc. and Lemberg Consulting, Inc. and Alex Lemberg (filed a Exhibit 10.4 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.5
Non-Competition Agreement dated February 22, 2011 between Game Face Gaming, Inc. and Punim Chadoshos, LLC. (filed a Exhibit 10.5 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.6	Proxy executed by Punim Chadoshos, LLC. (filed a Exhibit 10.6 to Current Report filed with the Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.7
Contract Agreement dated November 19, 2009 between Icreon Communications (P) Ltd. and Lemberg Consulting Inc. (filed a Exhibit 10.8 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.8	Form of Convertible Note Purchase Agreement (filed a Exhibit 10.8 to Current Report filed with the Securities and Exchange Commission on March 4, 2011 and incorporated herein by reference)

10.9
Poker License Agreement dated March 1, 2011 between Game Face Gaming, Inc. and Atlas Software USA Inc. (filed a Exhibit 10.9 to Current Report filed with the  Securities and Exchange Commission on March 4, 2011 and incorporated herein by reference)

10.10
Poker License Agreement dated March 3, 2011 between Game Face Gaming, Inc. and Prodigious Capital Group LLC. (filed a Exhibit 10.10 to Current Report filed with the  Securities and Exchange Commission on March 4, 2011 and incorporated herein by reference)

10.11
Subcription Documents and Procedures (filed as Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2010 and incorporated herein by reference)

14.1	Code of Ethics ((filed as Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2010 and incorporated herein by reference)

31	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

  SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME FACE GAMING, INC.

Dated: March 24, 2011	By:	/s/Felix Elinson
Name: Felix Elinson
Title: President, Chief Executive Officer, and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 24, 2011	By:	/s/ Felix Elinson
Name: Felix Elinson
Title: President, Chief Executive Officer, and Director (Principal Executive, Financial and Accounting Officer)

Dated: March 24, 2011	By:	/s/Irving Bader
Name: Irving Bader
Title: Secretary and Director