Form 10-Q
period 2011-03-31
Game Face Gaming, Inc.
filed 2011-05-20
CIK 1479919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

COMMISSION FILE NUMBER: 333-164651

GAME FACE GAMING, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	27-1551007
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

20 East Sunrise Highway
Valley Stream, New York 11581
(Address of Principal Executive Offices)

(516) 303-8100
(Issuer's Telephone Number, Including Area Code)

_________________
(Former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non- accelerated filer ☐	Small reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  May 18, 2011, 50,600,000 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

GAME FACE GAMING, INC.

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$155,820	584
Total current assets	$155,820	584

FIXED ASSETS
Computer Hardware	9,427	-

OTHER ASSETS
Intangible Assets	100,000	-

TOTAL ASSETS	$265,247	584

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$2,500	3,000
Accrued Expenses	1,660	-
Loan from officer		3,000
Convertible notes payable	175,000	-
Total Current Liabilities	179,160	6,000

TOTAL LIABILITIES	$179,160	$6,000

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
250,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
10,200,000 and 9,000,000 shares issued and outstanding at
December 31, 2010 and December 31, 2009, respectively	$3,287	$1,020
Additional paid in capital	117,714	19,980
Deficit accumulated during the development stage	(34,913)	(26,416)
Total Stockholders' Equity (Deficit)	$86,087	$(5,416)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$265,247	$584

The accompanying notes are an integral part of these financial statements.

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Statements of Operations

			For the Period
			from Inception
			December 24, 2009
	For the three months ended		to
	March 31,	March 31,	March 31,
	2011	2010	2011

REVENUES
White Label Solutions Contract	105,000		105,000
Cancellation of Debt Income	2,416		2,416
Interest Income	$1	$-	$1
TOTAL REVENUES	107,417		107,417

EXPENSES
Bank Service Charges	150	150	372
Filing Fee		0	150
Organizational Expense		0	227
SEC Filing Fee		230	1,823
Transfer Agent Fee		0	2,030
Consulting Services	19,800		19,800
Interest Expense	1,167		1,167
Miscellaneous	339		339
Payroll Expenses	12,669		12,669
Payroll Taxes	1,525		1,525
Promotions/Trade Show Expense	20,645		20,645
Software Development	31,500		31,500
Software Expense	7,595		7,595
Telephone Expense	173		173
Professional Fees	20,351	4,693	42,316
	115,915	5,073	142,331

Loss Before Income Taxes	(8,498)	$(5,073)	$(34,914)

Provision for Income Taxes	-	-	-

Net Loss	(8,498)	$(5,073)	$(34,914)

PER SHARE DATA:

Basic and diluted loss per common share	(0.000)	$(0.000)	$(0.000)

Weighted Average Common shares outstanding	84,022,222	126,445,479	118,002,160

The accompanying notes are an integral part of these financial statements.

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception -December 24, 2009	-	$-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.001 per share	117,000,000	900	8,100	(3,000)	-	6,000
(par value $0.0001) on 12/24/2009

Loss for the period from inception on
December 24, 2009 to December 31, 2009	-	-	-	-	(3,579)	(3,579)

Balance - December 31, 2009	117,000,000	900	8,100	(3,000)	(3,579)	2,421

Payment of Subscription Receivable				3,000		3,000

Loss for the quarter ended March 31, 2010					(5,073)	(5,073)

Balance - March 31, 2010	117,000,000	900	8,100	-	(8,652)	348

Common shares issued to Investors
for cash at $0.01 per share
(par value $0.0001) on 5/26/2010	15,600,000	120	11,880			12,000

Loss for the quarter ended June 30, 2010					(1,235)	(1,235)

Balance - June 30, 2010	132,600,000	1,020	19,980	-	(9,887)	11,113

Loss for the quarter ended September 30, 2010					(13,034)	(13,034)

Balance - September 30, 2010	132,600,000	1,020	19,980	-	(22,921)	(1,921)

Loss for the quarter ended December 31, 2010					(3,495)	(3,495)

Balance - December 31, 2010	132,600,000	$1,020	$19,980	$0	$(26,416)	$(5,416)

Common shares cancelled by
the Corporation on 02/10/2011	(104,666,667)

Common shares issued to
Lemberg Consulting at $0.0001 per share
(par value $0.0001) for the contribution
of Intangible Assets on 02/22/2011	22,666,667	2,267	97,733			100,000

Loss for the quarter ended March 31, 2011					$(8,498)	$(8,498)

Balance - March 31, 2011	50,600,000	$3,287	$117,713	$-	$(34,914)	$86,086

The accompanying notes are an integral part of these financial statements.

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc) (A Development Stage Company) Statements of Cash Flows

			For the Period
			from Inception
			December 24,
	For the three months ended		2009 to
	March 31,	March 31,	December 31,
	2011	2010	2010

OPERATING ACTIVITIES

Net loss	$(8,498)	(5,073)	(34,914)

Changes in Operating Assets and Liabilities:
Increase (decrease) in Accounts payable and accrued liabilities	1,161	1,114	4,161
Net cash used in operating activities	(7,337)	(3,959)	(30,753)

INVESTMENT ACTIVITIES
Computer Hardware Purchased for cash	$(9,427)		(9,427)
Net cash provided by investment activities	(9,427)		(9,427)

FINANCING ACTIVITIES
Common stock issued for cash	-	3,000	21,000
Proceeds from issue of Convertible notes	175,000		175,000
Loan from officer	$(3,000)		-
Net cash provided by financing activities	172,000	3,000	196,000

INCREASE IN CASH AND CASH EQUIVALENTS	155,236	(959)	155,820

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	584	6,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155,820	5,041	155,820

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	-	-
Income taxes	$-	-	-
Non cash transactions:
Intangible assets purchased with common stock	$100,000		$100,000

The accompanying notes are an integral part of these financial statements.

GAME FACE GAMING, INC.
(F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(MARCH 31, 2011)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Game Face Gaming, Inc. (f/k/a Intake Communications, Inc.) the Company is a development stage company, incorporated in the State of Florida on December 24, 2009 looking to provide the activity of playing games with the ability to interact with real users in real-time. We expect to update the provisional patent as we add games to our platform. Our software is designed in ASP.Net 2 and Flash, and the database is built in MS SQL and Flash Media Server. Utilizing this approach, we hope to provide video streaming and voice quality capabilities to more than 1 million players at one time. Because our infrastructure exists on cloud based technology, our platform enables rapid and immediate response to higher demand. Our first game offering will be poker.  Poker was selected as the Company’s inaugural game product because our platform and technology (live, interactive video and chat) will enable players to see and speak to each other in real-time. Our technology will allow play not merely based on the cards being held in hand but also using the skill required to see and read the opponent’s face; the proverbial ‘poker face’. We hope to offer people the opportunity to participate in tournaments, which are the ultimate poker players' thrill. A tournament is a poker game in which each player starts with an equal amount of chips. All of the players in the tournament continue to play until one player has amassed all of the chips

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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
(MARCH 31, 2011)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2011.

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

 Revenue Recognition

The company adopted the following  revenue recognition guidelines.

Sale of subscriptions

Revenue from sale of subscriptions is recognized when the following conditions are satisfied:
* The user properly registered with the website of the Company, and provided the Company with a valid proof of identity and address. Furthermore the Company had set up a valid user account for the user;
* The amount of revenue can be measured reliably;
* The costs incurred or to be incurred in respect of the transaction can be measured reliably.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(MARCH 31, 2011)

Interest income

Interest income is accrued on a time basis, by reference to the principal outstanding and at the interest rate applicable.

Whitepaper Solution income

Revenue from sale of Whitepaper Solutions is recognized when the following conditions are met:
* The contract for the solutions clearly specifies the price and payment options with the transfer of ownership;
* The Company is reasonably expected to complete the project in the time frame that the contract sets forth;
* As the milestones set forth in the contract are met, the Company will recognize revenue as set forth in the contract;
* As set forth in the contract the amount of revenue can be measured reliably;
* There is a reasonable belief that buyer is expected to pay the whole amount as the milestones are met.

Property

The Company does not own any real estate or other properties. The Company's office is located 20 East Sunrise Highway, Suite 202, Valley Stream, NY 11581. Our contact number is 516-303-8118. The business office is located at the office of one of our consultants at no charge.

Property and Equipment

Property and equipment is stated at cost.  Depreciation and amortization expense is computed using principally accelerated methods over the estimated useful life of the related assets ranging from 3 to 7 years. When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

Impairment of Long-Lived Assets

The Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(MARCH 31, 2011)

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

The components of the Company's income tax expenses at March 31, 2011 are as follows:

Year Ended December 31, 2010
Deferred Tax Asset	$32,413
Valuation Allowance	$(32,413)
Current Taxes Payable	-
Income Tax Expense	-

At March 31, 2011, the Company had estimated net loss carry forwards of approximately $32,000 which expires through its tax year ending 2030. Utilization of these net operating loss card forwards may be limited in accordance with IRCD Section 3.82 in the event of certain shifts in ownership.

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

On February 22, 2011 the Company issued 22,666,667 shares at $0.0001 par value  to Lemberg Consulting for their intellectual property and pending patents.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(MARCH 31, 2011)

There are 250,000,000 Common Shares at $0.0001 par value authorized with 50,600,000 shares issued and outstanding at March 31, 2010.

On January 6, 2011, the Board of Directors and majority shareholder of the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to (i) affect a 13 for 1 forward stock split of the Company’s issued and outstanding common stock in the form of a dividend.  Accordingly there were 10,200,000 pre-split common shares and following the forward split there were 132,600,000 common shares issued and outstanding.  All share amounts, including those stated above, have been adjusted to reflect the forward split. On February 10, 2011, Ron Warren, the principal shareholder and sole officer and director of the Company cancelled 104,666,667 of his own shares, and on February 22, 2011 the Company issued an additional 22,666,667 shares in an intangible asset purchase. As of March 31, 2011 there are 50,600,000 shares outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in business activities outside of the company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period December 24, 2009 (date of inception) through March 31, 2011 the Company has had a net loss of $32,413. As of March 31, 2010, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities, and obtaining loans. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

 NOTE 7. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The company has adopted all recently issued accounting pronouncements.  The Adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 8. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until March 31, 2011. On April 1, 2011, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. Our cash balance at March 31, 2011 was below the FDIC insurance threshold.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(MARCH 31, 2011)

Note 9. CONVERTIBLE NOTES PAYABLE

In connection with certain Bridge notes offered by the Company in the first quarter of 2011, subscribers have the right anytime after 60 days of their issuance, to convert all or a part of their Notes into common stock. Every dollar may be converted at the greater of $0.25/share or 50% of the average closing price of the shares as quoted on the OTCBB. As of March 17, 2011, the Company’s shares are not yet quoted on the OTCBB and none of the Note holders have elected to convert their shares into common stock. Were each holder to convert their loans into shares at the lowest possible price of $0.25, the Company would be required to issue a total of 700,000 shares of common stock.

NOTE 10. INTANGIBLE ASSETS

On February 22, 2011, the Company, acquired from Lemberg Consulting an intangible asset worth $100,000 in a non-cash transaction for 22,666,667 shares of the Company. Since this was a non-cash transaction, it was not recorded in the Cash Flow statement prepared by the management.

NOTE 11. SUBSEQUENT EVENTS

 We evaluated subsequent events through the date and time our financial statements were issued.

GAME FACE GAMING, INC.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Plan of Operation

We are in the business of operating a non-wagering, non-games of chance (such as chess, poker, and backgammon), multi-platform, multiplayer and social software company. The Company seeks to develop, market and operate a non wagering internet gaming website by incorporating proprietary technologies that will provide players with streaming video, audio and messaging capabilities. We believe that these enhancements will dramatically enhance the players’ online gaming experiences. Management is not aware of any online games sites which offer players the ability to see one another and speak live during game play.

Results of Operations

Comparison of Three  Months Ended March 31, 2011 and 2010:

Revenues

During the three months ended March 31, 2011, we generated revenues of $107,417 consisting of $105,000 as a result of the execution and delivery of two license agreements and the balance as a result of cancellation of debt and interest income. We did not generate any revenues during the three months ended March 31, 2010.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2011 increased by $110,842, or 2,184%, to $115,915, as compared to selling, general and administrative expenses for the three months ended March 31, 2010 of $5,073. These expenses are comprised mainly of software development costs($31,500), trade show expense($20,645), consulting expenses ($19,800) and payroll expenses ($12,669).

Net loss

As a result of the foregoing, for the three months ended March 31, 2011, net loss was  $8,498.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2011, our working capital deficiency was $23,340, compared to a working capital deficiency of $5,416 on December 31, 2010. We had a stockholders’ deficiency of  $5,416  at December 31, 2010. The increase in working capital and stockholders' deficiency was due to the issuance of $175,000 of bridge loans to three investors during the quarter ended March 31, 2011.

We will require additional capital to develop and expand our gaming platform from beta testing to a full launch. We estimate that within the next 12 months we will need approximately $1,000,000 to make our site live, market the site to obtain members and generate revenues from members.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our convertible debentures to fund additional development and expansion of our gaming platform from beta testing to a full launch.  Although we are offering up to $300,000 of convertible notes, there is no assurance we will be successful in selling all such notes.  We believe that any other debt financing will not be an alternative source of fund to make our site live, market the site to obtain members and generate revenues from members.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as we are able to generate revenues.  We do not have any arrangements in place for any future equity financing.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

ITEM 4. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification (CEO)

32.1 Section 1350 Certification (CEO)

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2011	By:	/s/ Felix Elinson
Name: Felix Elinson
Title: President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)