Form 10-Q
period 2011-06-30
Game Face Gaming, Inc.
filed 2011-08-15
CIK 1479919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  August10, 2011, 55,675,000 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

GAME FACE GAMING, INC.

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2011	2010
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$6,130	11,513
Prepaid Insurance	1,311	-
Total current assets	$7,441	11,513

NON-CURRENT ASSETS
Net Fixed Assets, (Net of $786 of Accumulated Depreciation)	8,641
Intangible Assets	100,000	-
Total non-current assets	108,641

TOTAL ASSETS	$116,082	11,513

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND EQUITY
LIABILITIES
Current Liabilities
Accrued Expenses	6,667	400
Bridge Loans	195,000	-
Payroll Liabilities	4,168	-
Accounts payable	$2,500	-
Total Current Liabilities	208,335	400

TOTAL LIABILITIES	$208,335	$400

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
250,000,000 common shares, $0.0001 par value
55,675,000 and 9,000,000 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	$3,794	$1,020
Additional paid in capital	139,536	19,980
Deficit accumulated during the development stage	(235,583)	(9,887)
Total Stockholders' Equity (Deficit)	(92,253)	11,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$116,082	$11,513

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Statements of Operations

					For the Period
					December 24,
	Three Months	Three Months	Six Months	Six Months	2009
	Ended	Ended	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

REVENUES
White Label Solutions Contract	-		105,000		105,000
Cancellation of Debt Income	-		2,416		2,416
Interest Income	$1	$-	$1	-	2
TOTAL REVENUES	1		107,417		107,418

EXPENSES
Advertising Expense	2,400		2,400		2,400
Affiliate Expense	100		100		100
Bank Service Charges	261		411		633
Filing Fee					150
Organizational Expense					227
SEC Filing Fee					1,822
Transfer Agent Fee					2,030
Sponsporships	25,000		25,000		25,000
Consulting Services	66,859		86,659		86,659
Interest Expense	3,500		4,667		4,667
Insurance Expense	262		262		262
Miscellaneous	2,806	30	3,145	410	3,147
Depreciation Expense	786		786		786
Hosting Expense	3,646		3,646		3,646
Office Expense	865		865		865
Payroll Expenses	33,411		46,080		46,080
Payroll Taxes	17,506		19,031		19,031
Promotions/Trade Show Expense	19,946		40,591		40,591
Software Development	7,590		39,090		39,090
Software Expense	140		7,735		7,735
Telephone Expense	730		903		903
Professional Fees	17,362	1,205	35,213	5,898	57,178
	203,170	1,234	316,584	6,308	343,001

Loss Before Income Taxes	(203,169)	$(1,234)	$(209,167)	(6,308)	(235,583)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(203,169)	$(1,234)	$(209,167)	(6,308)	(235,583)

PER SHARE DATA:

Basic and diluted loss per common share	(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted Average Common shares outstanding	50,990,385	123,001,294	120,683,329	120,683,329

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception -December 24, 2009	-	$-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.001 per share	117,000,000	900	8,100	(3,000)	-	6,000
(par value $0.0001) on 12/24/2009

Loss for the period from inception on
December 24, 2009 to December 31, 2009	-	-	-	-	(3,579)	(3,579)

Balance - December 31, 2009	117,000,000	900	8,100	(3,000)	(3,579)	2,421

Payment of Subscription Receivable				3,000		3,000

Loss for the quarter ended March 31, 2010					(5,073)	(5,073)

Common shares issued to Investors
for cash at $0.01 per share
(par value $0.0001) on 5/26/2010	15,600,000	120	11,880			12,000

Loss for the quarter ended June 30, 2010					(1,235)	(1,235)

Loss for the quarter ended September 30, 2010					(13,034)	(13,034)

Loss for the quarter ended December 31, 2010					(3,495)	(3,495)

Balance - For Year Ending December 31, 2010	132,600,000	$1,020	$19,980	$0	$(26,416)	$(5,416)

Common shares cancelled by
the Corporation on 02/10/2011	(104,666,667)

Common shares issued to
Lemberg Consulting at $0.0001 per share
(par value $0.0001) for the contribution
of Intangible Assets on 02/22/2011	22,666,667	2,267	97,733			100,000

Loss for the quarter ended March 31, 2011					$(5,998)	$(5,998)

Balance - March 31, 2011	50,600,000	$3,287	$117,713	$-	$(32,414)	$88,586

Loss for the quarter ended June 30, 2011					(203,169)	(203,169)

Common shares issued to Consultants
for cash at $0.0044 per share
(par value $0.0001) on 6/23/2011	5,075,000	508	21,823			22,330

Balance - June 30, 2011	55,675,000	$3,794	$139,536	$0	$(235,583)	$(92,253)

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			from Inception
			December 24,
	For the Six Months Ended		2009 to
	June 30,	June 30,	June 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net Income (Loss)	$(209,167)	(6,308)	(235,582)

Depreciation	786		786
Common stock issued for Services	22,330		22,330

Changes in Operating Assets and Liabilities:
Increase (decrease) in
Accounts payable and accrued liabilities	10,335	(3,179)	13,335
Prepaid Insurance	(1,311)		(1,312)
Net cash used in operating activities	(177,027)	(9,487)	(200,443)

FINANCING ACTIVITIES
Common stock issued for cash	-	15,000	21,000
Notes Payable	195,000		195,000
Loan from officer	$(3,000)	-	-
Net cash provided by financing activities	192,000	15,000	216,000

INVESTMENT ACTIVITIES
Computer Hardware Purchased for cash	$(9,427)		(9,427)
Net cash provided by investment activities	(9,427)		(9,427)

INCREASE IN CASH AND CASH EQUIVALENTS	5,546	5,513	6,130

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	584	6,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,130	11,513	6,130

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	-	-
Income taxes	$-	-	-

There were a $100,000 of  intangible assets purchased from Lemberg Consulting. On February 22, 2011

Since this was a non-cash transaction, it was not recorded in the Cash Flow statement prepared by the management.

GAME FACE GAMING, INC.
(F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2011)
UNAUDITED

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Game Face Gaming, Inc. (f/k/a Intake Communications, Inc.) the Company is developing the internet’s first Reality Gaming Social Network. We seek to penetrate the market in the business of operating a non-wagering Internet gaming company. Our Internet Gaming platform incorporates proprietary technologies that will provide users with streaming video, audio and messaging capabilities enhancing both the users experience and the gaming experience.

Game Face Gaming’s proprietary platform will be used in creating a vast global gaming network consisting of games from every region of the globe, supporting native languages as well as cross language functionality. Once these games make their way onto our platform they will be accessible on almost all devices currently used to access the internet. In addition to popular and well known games that are already being played on line by tens of millions of people around the world, the Company plans to launch its own in- house developed games..

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

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
(JUNE 30, 2011)
UNAUDITED

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2011.

Advertising

The Company expenses advertising as incurred. Since inception, the advertising dollars spent have been $2,400.

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

 Revenue Recognition

The company has adopted the following revenue recognition guidelines.

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

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2011)
UNAUDITED

Whitelabel Solution income

Revenue from sale of Whitelabelr Solutions is recognized when the following conditions are met:

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

Property

The Company does not own any real estate or other properties. The Company’s office is located at 20 East Sunrise Highway, Suite 202, Valley Stream, NY 11581. Our contact number is 516-303-8100.

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

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2011)
UNAUDITED

The components of the Company's income tax expenses at June 30, 2011 are as follows:

Year Ended December 31, 2010
Deferred Tax Asset	$32,413
Valuation Allowance	$(32,413)
Current Taxes Payable	-
Income Tax Expense	-

At June 30, 2011, the Company had estimated net loss carry forwards of approximately $32,000 which expires through its tax year ending 2030. Utilization of these net operating loss card forwards may be limited in accordance with IRCD Section 3.82 in the event of certain shifts in ownership.

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

On June 23, 2011 the Company issued 5,075,000 shares at $0.0001 par value and $0.0044 face value to various “founding fathers” of the company for services rendered to the company in lieu of cash.

There are 250,000,000 Common Shares at $0.0001 par value authorized with 55,675,000 shares issued and outstanding at June 30, 2011.

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

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2011)
UNAUDITED

NOTE 5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period December 24, 2009 (date of inception) through June 30, 2011 the Company has had a net loss of $235,583. As of June 30, 2010, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities, and obtaining loans. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

 NOTE 6. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The company has adopted all recently issued accounting pronouncements.  The Adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 7. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Our cash balance at June 30, 2011 was below the FDIC insurance threshold.

NOTE 8. CONVERTIBLE NOTES PAYABLE

In connection with certain Bridge notes offered by the Company in the first quarter of 2011, subscribers have the right anytime after 60 days of their issuance, to convert all or a part of their Notes into common stock. Every dollar may be converted at the greater of $0.25/share or 50% of the average closing price of the shares as quoted on the OTCBB. As of August 2, 2011, the Company’s shares are not yet quoted on the OTCBB and none of the Note holders have elected to convert their shares into common stock. Were each holder to convert their loans into shares at the lowest possible price of $0.25, the Company would be required to issue a total of 780,000 shares of common stock.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2011)
UNAUDITED

NOTE 9. INTANGIBLE ASSETS

On February 22, 2011, the Company, acquired from Lemberg Consulting an intangible asset worth $100,000 in a non-cash transaction for 22,666,667 shares of the Company. The company purchased future contracts and pending patents for a gaming system that incorporates voice and video into the gaming experience.

NOTE 10. SUBSEQUENT EVENTS

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

Plan of Operation

We are in the business of operating a reality gaming social network.  We plan to offer a non wagering internet gaming website by incorporating proprietary technologies that will provide players with streaming video, audio and messaging capabilities. We believe that these enhancements will dramatically enhance the players’ online gaming experiences. These games include poker, chess, backgammon and others. Our initial offering Management is not aware of any online games sites which offer players the ability to see one another and speak live during game play.

Results of Operations

Comparison of Three  Months Ended June 30, 2011 and 2010:

Revenues

During the three months ended June 30, 2011 and the three months ended June 30, 2010, we did not generate any revenues.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2011 increased by $201,935 or 16,351%, to $203,170, as compared to selling, general and administrative expenses for the three months ended June 30, 2010 of $1,235. These expenses are comprised mainly of consulting services ($66,859), payroll expense($33,411), sponsorships ($25,000) and promotion expenses ($19,946).

Net loss

As a result of the foregoing, for the three months ended June 30, 2011, net loss was  $203,169 as compared to a net loss for the three months ended June 30, 2010 of $1,235.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2011, our working capital deficiency was $189,986, compared to a working capital deficiency of $11,113 on June 30, 2010. We had a stockholders’ deficiency of  $5,416  at December 31, 2010. The increase in working capital and stockholders' deficiency was due to continued and ongoing start-up expenses, the build out of our platform and software development expenses. We expect our working capital deficiency to increase until we launch our product and generate sufficient revenues.

We will require additional capital to develop and expand our gaming platform from beta testing to a full launch. We estimate that within the next 12 months we will need approximately $1,000,000 to make our site live, market the site to obtain members and generate revenues from members.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our convertible debentures to fund additional development and expansion of our gaming platform from beta testing to a full launch.  Although we are offering up to $300,000 of convertible notes, there is no assurance we will be successful in selling all such notes. We did not sell any notes during this quarter. We believe that any other debt financing will not be an alternative source of fund to make our site live, market the site to obtain members and generate revenues from members.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as we are able to generate revenues.  We do not have any arrangements in place for any future equity financing.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2011, the Company issued shares of common stock to the following persons in consideration for consulting services provided or to be provided by such persons to the Company: BSF II, 500,000 shares; Bonnie Leinhos 50,000 shares; Xstream Assets, LLC 2,000,000 shares; Nalesta Consulting Inc. 2,500,000 shares; and Steve Morgan 25,000 shares. These securities were issued in reliance on the exemption under Section 4(2) of the Act; the recipients are accredited investors; are not affiliates of the Company and had access to all of the information which would be required to be included in a registration statement and the transaction did not involve a public offering.

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

Date: August 15, 2011	By:	/s/ Felix Elinson
Name: Felix Elinson
Title: President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)