Form 10-Q/A
period 2011-06-30
Game Face Gaming, Inc.
filed 2011-08-17
CIK 1479919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q /A
(Amendment No. 1)

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

Explanatory Statement

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amended Form 10-Q”) of Game Face Gaming, Inc. amends our Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Form 10-Q”). This Amended Form 10-Q is being filed to correct errors in the Original Form 10-Q and is meant to restate the Original Form 10-Q in its entirety.

The Company has attached to this Amended Form 10-Q updated certifications executed as of the date of this Amended Form 10-Q by the President and Chief Executive Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 and 32.1 to this Amended Form 10-Q.

GAME FACE GAMING, INC.

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2011	2010
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$6,130	584
Prepaid Insurance	1,311	-
Total current assets	$7,441	584

NON-CURRENT ASSETS
Net Fixed Assets, (Net of $786 of Accumulated Depreciation)	8,641
Intangible Assets	100,000	-
Total non-current assets	108,641

TOTAL ASSETS	$116,082	584

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES AND EQUITY
LIABILITIES
Current Liabilities
Accrued Expenses	6,667	0
Bridge Loans	195,000	-
Payroll Liabilities	4,168	-
Accounts payable	$2,500	3,000
Loan from Officer		3,000
Total Current Liabilities	208,335	6,000

TOTAL LIABILITIES	$208,335	$6,000

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized:
250,000,000 common shares, $0.0001 par value
55,675,000 and 9,000,000 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	$3,794	$1,020
Additional paid in capital	139,536	19,980
Deficit accumulated during the development stage	(235,583)	(26,416)
Total Stockholders' Equity (Deficit)	(92,253)	5,416

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$116,082	$584

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Statements of Operations

					For the Period
					December 24,
	Three Months	Three Months	Six Months	Six Months	2009
	Ended	Ended	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

REVENUES
White Label Solutions Contract	-		105,000		105,000
Cancellation of Debt Income	-		2,416		2,416
Interest Income	$1	$-	$1	-	2
TOTAL REVENUES	1		107,417		107,418

EXPENSES
Advertising Expense	2,400		2,400		2,400
Affiliate Expense	100		100		100
Bank Service Charges	261		411		633
Filing Fee					150
Organizational Expense					227
SEC Filing Fee					1,822
Transfer Agent Fee					2,030
Sponsporships	25,000		25,000		25,000
Consulting Services	66,859		86,659		86,659
Interest Expense	3,500		4,667		4,667
Insurance Expense	262		262		262
Miscellaneous	2,806	30	3,145	410	3,147
Depreciation Expense	786		786		786
Hosting Expense	3,646		3,646		3,646
Office Expense	865		865		865
Payroll Expenses	33,411		46,080		46,080
Payroll Taxes	17,506		19,031		19,031
Promotions/Trade Show Expense	19,946		40,591		40,591
Software Development	7,590		39,090		39,090
Software Expense	140		7,735		7,735
Telephone Expense	730		903		903
Professional Fees	14,862	1,205	35,213	5,898	57,178
	200,670	1,23 5	316,584	6,308	343,002

Loss Before Income Taxes	(200,670)	$(1,23 5)	$(209,167)	(6,308)	(235,58 4)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(200,669)	$(1,23 5)	$(209,167)	(6,308)	(235,58 4)

PER SHARE DATA:

Basic and diluted loss per common share	(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted Average Common shares outstanding	50,990,385	123,001,294	120,683,329	120,683,329

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

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(JUNE 30, 2011)
UNAUDITED

Whitelabel Solution income

Revenue from sale of Whitelabel Solutions is recognized when the following conditions are met:

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

Results of Operations

Comparison of Six Months Ended June 30, 2011 and 2010:

Revenues

During the six months ended June 30, 2011 we had revenues from whitepaper solutions equaling $105,000 and $2,416 from cancellation of debt. For the six months ended June 30, 2010, we did not generate any revenues.

 Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2011 increased by $202,859 or 3,316%, to $209,167, as compared to selling, general and administrative expenses for the six months ended June 30, 2010 of $6,308. These expenses are comprised mainly of consulting services ($86,659), payroll expense ($46,080), sponsorships ($25,000), software development ($39,090), and promotion expenses ($40,589).

Net loss

As a result of the foregoing, for the six months ended June 30, 2011, net loss was $209,167 as compared to a net loss for the three months ended June 30, 2010 of $6,308.

Comparison of Three Months Ended June 30, 2011 and 2010:

Revenues

During the three months ended June 30, 2011 and the three months ended June 30, 2010, we did not generate any revenues.

Selling, general and administrative expenses Our selling, general and administrative expenses for the three months ended June 30, 2011 increased by $199,434 or 16,248%, to $200,669, as compared to selling, general and administrative expenses for the three months ended June 30, 2010 of $1,235. These expenses are comprised mainly of consulting services ($66,859), payroll expense ($33,411), sponsorships ($25,000) and promotion expenses ($19,946).

Net loss

As a result of the foregoing, for the three months ended June 30, 2011, net loss was $200,669 as compared to a net loss for the three months ended June 30, 2010 of $1,235.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2011, our working capital deficiency was ($200,894 ), compared to a working capital deficiency of $11,113 on June 30, 2010. We had a stockholders’ deficiency of $5,416 at December 31, 2010. The increase in working capital and stockholders' deficiency was due to continued and ongoing start-up expenses, the build out of our platform and software development expenses. We expect our working capital deficiency to increase until we launch our product and generate sufficient revenues.

We will require additional capital to develop and expand our gaming platform from beta testing to a full launch. We estimate that within the next 12 months we will need approximately $1,000,000 to make our site live, market the site to obtain members and generate revenues from members.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our convertible debentures to fund additional development and expansion of our gaming platform from beta testing to a full launch. Although we are offering up to $300,000 of convertible notes, there is no assurance we will be successful in selling all such notes. We sold $20,000 of such debt during this quarter. We believe that any other debt financing will not be an alternative source of fund to make our site live, market the site to obtain members and generate revenues from members. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as we are able to generate revenues. We do not have any arrangements in place for any future equity financing.
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

Date: August 1 6 , 2011	By:	/s/ Felix Elinson
Name: Felix Elinson
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)