Form 10-Q
period 2011-09-30
Game Face Gaming, Inc.
filed 2011-11-21
CIK 1479919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐	Small reporting company	☑

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 21, 2011, 56,175,000 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

GAME FACE GAMING, INC.

GAME FACE GAMING, INC.

ITEM 1. FINANCIAL STATEMENTS

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	Unaudited	Audited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,885	$584
Prepaid expenses and other current assets	918	-
Total current assets	$7,803	$584

NON-CURRENT ASSETS
Property and Equipment - net of accumulated depreciation
of $1,571 at September 30, 2011	7,856
Intangible Assets	125,000	-
Total non-current assets	132,856

TOTAL ASSETS	$140,659	$584

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current Liabilities

Bridge Loans - net of debt discount
of $16,164 at September 30, 2011	$378,836	$-
Derivative liabilities	223,091
Accounts payable	7,500	3,000
Loan payable officer	-	3,000
Accrued Expenses and Other Current Liabilities	32,644	-
Total Current Liabilities	642,071	6,000

TOTAL LIABILITIES	$642,071	$6,000

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock - authorized:
250,000,000 common shares, $0.0001 par value
55,925,000 and 9,000,000 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	$3,819	$1,020
Additional paid in capital	202,011	19,980
Deficit accumulated during the development stage	(707,242)	(26,416)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(501,412)	(5,416)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$140,659	$584

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Statements of Operations

					For the Period
	Three Months	Three Months	Nine Months	Nine Months	December 24,
	Ended	Ended	Ended	Ended	2009 (Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011
REVENUES
White Label Solutions Contract	$-		$105,000	$-	$105,000
Cancellation of Debt Income	-		2,416		2,416
Interest Income		-	2	-	2
Total Revenues	-	-	107,418	-	107,418

EXPENSES
Advertising Expense	5,936		8,336		8,336
Affiliate Expense	-		100		100
Bank Service Charges	638		1,049		1,271
Filing Fee					150
Organizational Expense					227
SEC Filing Fee					1,822
Transfer Agent Fee					2,030
Sponsorships	22,015		47,015		47,015
Consulting Services	58,940		145,599		145,599
Financing Costs	269,427		269,427		269,427
Interest Expense	5,841		10,508		10,508
Insurance Expense	393		655		655
Miscellaneous	395	65	3,540	475	3,540
Meals and Entertainment	120		120		120
Depreciation Expense	786		1,571		1,571
Hosting Expense	3,333		6,979		6,979
Office Expense	115		981		981
Salaries	34,903		106,000		106,000
Payroll Taxes	14,413		8,428		8,428
Postal Expense	105		105		105
Prize Payouts	435		435		435
Promotions/Trade Show Expense	3,231		43,822		43,822
Software Development	32,660		71,750		71,750
Software Expense	638		8,373		8,373
Telephone Expense	1,102		2,004		2,004
Travel	3,000		3,000		3,000
Professional Fees	13,233	12,969	48,447	18,867	70,412
Total Expenses	471,659	13,034	788,244	19,342	814,660

Loss Before Income Taxes	(471,659)	(13,034)	(680,826)	(19,342)	(707,242)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(471,659)	$(13,034)	$(680,826)	$(19,342)	$(707,242)

PER SHARE DATA:
Basic and diluted loss per common share	$(0.008)	$(0.001)	$(0.014)	$(0.002)

Weighted Average Common shares outstanding	55,805,435	10,200,000	48,083,852	9,558,242

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc)
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			from Inception
			December 24,
	For the Nine Months Ended		2009 to
	September 30,	September 30,	September 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net Income (Loss)	$(680,826)	(19,342)	(707,241)

Depreciation	1,571		1,571
Common stock issued for Services	22,330		22,330
Common stock issued for financing costs	46,336		46,336

Changes in Operating Assets and Liabilities:
Increase (decrease) in
Prepaid Expenses and other current assets	(918)		(918)
Derivative liabilities	223,091		223,091
Accounts payable and accrued liabilities	37,144	(2,304)	40,144

Net cash used in operating activities	(351,272)	(21,646)	(374,687)

FINANCING ACTIVITIES
Common stock issued for cash	-	15,000	21,000
Notes Payable	395,000		395,000
Loan from officer	$(3,000)	2,400.00	-
Net cash provided by financing activities	392,000	17,400	416,000

INVESTMENT ACTIVITIES
Computer Hardware Purchased for cash	$(9,427)		(9,427)
Source Code purchased for cash	(25,000)		(25,000)
Net cash provided by investment activities	(34,427)		(34,427)

INCREASE IN CASH AND CASH EQUIVALENTS	6,301	(4,246)	6,885

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	584	6,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,885	1,754	6,885

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$156	-	156
Income taxes	$-	-	-

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2011)
UNAUDITED

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Game Face Gaming, Inc. (f/k/a Intake Communications, Inc.) was incorporated under the laws of the State of Florida on December 24, 2009, to engage in developing the internet’s first Reality Gaming Social Network. We seek to penetrate the market in the business of operating a non-wagering Internet gaming company. Our Internet Gaming platform incorporates proprietary technologies that will provide users with streaming video, audio and messaging capabilities enhancing both the users experience and the gaming experience.

Game Face Gaming’s proprietary platform will be used in creating a vast global gaming network consisting of games from every region of the globe, supporting native languages as well as cross language functionality. Once these games make their way onto our platform they will be accessible on almost all devices currently used to access the internet. In addition to popular and well known games that are already being played on line by tens of millions of people around the world, Game Face will be launching its own in- house developed games as well.

NOTE 2 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the accrual basis of accounting in conformity accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2011 the company did not have any balances that exceeded FDIC insurance limits.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2011)
UNAUDITED

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

Long-Lived Assets

Long-lived assets such as intangible assets other than goodwill, furniture, equipment and leasehold improvements are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

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

Dividends

The Company has not adopted a policy regarding payments of dividends. No dividends have been paid during the period presented and no payments are foreseen in the near future.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2011)
UNAUDITED

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2011.

Uncertain Tax Positions

The Company adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Positions”) of the ASC. Uncertain Tax Positions prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under “Uncertain Tax Positions”, an entity may only recognize or continue to recognize tax positions that meet a ““more-than-likely-than-not” threshold. All related interest and penalties would be expensed as incurred. The Company has evaluated its tax position for the period ended September 30, 2011 and such evaluation did not require a material adjustment to the financial statements..

Advertising

The Company expenses advertising as incurred. Since inception, the advertising dollars spent have been $8,336.

Stock Based Compensation

The Company accounts for all stock based payments in accordance with ASC Topic 718, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company utilizes the Black-Scholes model to estimate the value of options granted

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2011)
UNAUDITED

Fair Value of Financial Instruments

The carrying amounts of the Company’s  accounts payable, accrued expenses and notes payable approximate fair value due to the relatively short period to maturity for  these instruments

Concentration of Credit Risk

The Company’s financial instruments that are exposed to the concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s places its cash with high quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.  Cash and cash equivalents held in a bank may exceed federally insured limits at year end and at various points during the year.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

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
(SEPTEMBER 30, 2011)
UNAUDITED

Effect of recently issued accounting standards

The company has adopted all recently issued accounting pronouncements.  The Adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company

Subsequent Events

The Company has evaluated all subsequent events from the balance sheet through November 21, 2011, which represents the date these financial statements are available to be issued. See Note 7 for information regarding subsequent events that impacted the Company.

NOTE 3 - INCOME TAXES:

Deferred tax attributes resulting from differences between financial accounting methods and tax basis of assets and liabilities at September 30, 2011 and December 31, 2010 are as follows (rounded to the nearest hundred):

	September 30, 2011	December 31,2010
Noncurrent Assets:
Net operating loss carry-forwards	$133,000	$9,600
Valuation Allowance	$(133,000)	$(9,600)
Net Deferred Tax Asset	$$0	$$0

At September 30, 2011, the Company had estimated net loss carry forwards of approximately $443,000 which expire between 2030 through 2031. Utilization of these net operating loss card forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

September 30, 2011	Amount	Percent
Book income at Federal Statutory Rate	$(102,800)	25%
State Taxes, net of Federal Benefit	$(20,600)	5%
Change in Valuation Allowances	$123,400	(30%)
	$0	0%

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2011)
UNAUDITED

NOTE 4 - STOCKHOLDERS' EQUITY

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

On May 26, 2010 the Company issued 15,600,000 common shares to investors in accordance with Form S-1 for cash in the amount of $12,000.

On February 22, 2011 the Company issued 22,666,667 common shares at $0.0001 par value to Lemberg Consulting for their intellectual property and pending patents in the amount of $100,000.

On June 23, 2011 the Company issued 5,075,000 common shares at $0.0001 par value and $0.0044 face value to various “founding fathers” of the company for services rendered to the company in lieu of cash.

On August 17, 2011 the Company issued 250,000 common shares at $0.0001 par value as an inducement for the $100,000 note payable issued on that date. The value of the 250,000 common shares issued totaled $62,500.

On January 6, 2011, the Board of Directors and majority shareholder of the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to (i) affect a 13 for 1 forward stock split of the Company’s issued and outstanding common stock in the form of a dividend.  Accordingly there were 10,200,000 pre-split common shares and following the forward split there were 132,600,000 common shares issued and outstanding.  All share amounts, including those stated above, have been adjusted to reflect the forward split. On February 10, 2011, Ron Warren, the principal shareholder and sole officer and director of the Company cancelled 104,666,667 of his own shares and on February 22, 2011 the Company issued an additional 22,666,667 shares in an intangible asset purchase.

There are 250,000,000 Common Shares at $0.0001 par value authorized with 55,925,000 shares issued and outstanding at September 30, 2011.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2011)
UNAUDITED

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period December 24, 2009 (date of inception) through September 30, 2011 the Company has had a net loss of $707,242. As of September 30, 2010, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities, and obtaining loans. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 6 - INTANGIBLE ASSETS

On February 22, 2011, the Company acquired from Lemberg Consulting an intangible asset worth $100,000 in a non-cash  transaction for 22,666,667 shares of  the Company. The company purchased future contracts and pending patents for a gaming system that incorporates voice and video into the gaming experience.

During the quarter ended September 30, 2011 the company acquired $25,000 of source code for cash.

NOTE 7 - CONVERTIBLE DEBT

As of September 30, 2011 the bridge notes payable totaled $395,000. The bridge notes payable were offered by the company during 2011. The bridge notes payable consist of $295,000 of convertible debt and $100,000 of demand notes bearing interest at rates varying from 5.00% to 6.50% per annum.

The convertible debt payable was issued by the Company as follows:

On February 22, 2011 the Company issued convertible debt totaling $175,000. The Convertible debt bears a rate of 8.0% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on October 22, 2011. The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.25 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On October 14, 2011, the maturity date was extended to December 1, 2011.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2011)
UNAUDITED

On June 22, 2011 the Company issued a convertible debt totaling $20,000. The Convertible debt bears a rate of 8.0% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on February 22, 2012or upon the Company raising an aggregate of $2,000,000 in financing. The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.25 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date.

On August 17, 2011, the Company issued a convertible debt in amount of $100,000. The convertible debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on October 15, 2011. As further inducement for the lender to advance the loan, the company granted the convertible debt holder the amount of 250,000 shares Common Stock.  The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.05 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On October 14, 2011, the maturity date was extended to December 31, 2011.

The following table illustrates the carrying value of the demand notes payable and convertible debt:

	September 30, 2011	December 31, 2010
Convertible Note	$295,000	$-
Demand Notes	100,000
Discount on Convertible Note	(16,164)	-
Convertible Note, Net	378,836	-
Less: Current portion of convertible debt	(378,836)	-
Long term portion of convertible debt	$-	$-

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended September 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
Convertible debt	$-	$(223,091)	$-	$(223,091)
	$-	$(223,091)	$-	$(223,091)

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(SEPTEMBER 30, 2011)
UNAUDITED

The following table illustrates the components of derivative liabilities:

Balance at June 30, 2011	$-
Change in fair value of derivative liability due to beneficial conversion feature	223,091
Debt redemption	-
Balance at September 30, 2011	$223,091

Subsequent to September 30, 2011, the Company secured additional financing through issuance of a demand note payable in the amount of a $25,000 and convertible debt in the amount of $100,000; as part of one of the convertible debt issued for $100,000 the company issued 250,000 common shares.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010:

Revenues

During the three months ended September 30, 2011 and the three months ended September 30, 2010, we did not generate any revenues.

Selling, general and administrative expenses

 Our selling, general and administrative expenses for the three months ended September 30, 2011 increased by $458,625 or 3,518.68%, to $471,659, as compared to selling, general and administrative expenses for the three months ended September 30, 2010 of $13,034. These expenses are comprised mainly of consulting services ($58,940), financing costs ($269,427), salaries ($34,903), sponsorships ($22,015) and software development ($32,660).

Net loss

As a result of the foregoing, for the three months ended September 30, 2011, net loss was $471,659 as compared to a net loss for the three months ended September 30, 2010 of $13,034.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2011, our working capital deficiency was $634,268 compared to a working capital of $1,921 on September 30, 2010. We had a stockholders’ deficiency of $5,416 at December 31, 2010. The increase in working capital and stockholders' deficiency was due to continued and ongoing start-up expenses, the build out of our platform and software development expenses. We expect our working capital deficiency to increase until we launch our product and generate sufficient revenues.

We will require additional capital to develop and expand our gaming platform from beta testing to a full launch. We estimate that within the next 12 months we will need approximately $1,000,000 to make our site live, market the site to obtain members and generate revenues from members.

We are currently indebted to three persons in the aggregate amount of $175,000 with accrued interest due thereon at an annual rate of 8% from February 22, 2011. The principal and accrued interest due on each of these convertible notes is due on December 1, 2011. Each holder of said note can elect to receive accrued interest in shares of the Company, with such amount being the greater of $0.25 or 50% of the closing bid price for the 10 days ending 5 days before the due date. The holder can also convert all or any part of the principal due to shares of the Company based on said formula.

We are currently indebted to one person in the amount of $20,000 with interest accruing since June 22, 2011 at an annual rate of 8%.  Principal and interest are due on the earlier of due on February 22, 2012 or when the Company has raised an aggregate of $2,000,000. The holder of said note has the same conversion rights as described above.

We are currently indebted to two affiliates of the Company in the aggregate amount of $75,000 with accrued interest due at the rate of 5% on $50,000 from July 7, 2011 and 6% on $25,000 from October 25, 2011. These loans are due on demand.

We are currently indebted to one person in the amount of $250,000, with interest accruing at the rate of 6.5% from August 17, 2011 with respect to $100,000, from September 22, 2011 with respect to $50,000 and from October 31, 2011 with respect to the balance. $200,000 of these loans are due and payable on December 31, 2011, and the $50,000 loan is due on demand. The $200,000 of indebtedness is convertible at the option of the holder at the rate of the greater of $0.05 or 50% of the closing bid price for the 10 days ending 5 days before the due date. The lender was issued 250,000 shares upon the issuance of the $100,000 convertible note in August and an additional 250,000 shares upon the issuance of the $100,000 convertible note in October 31, 2011. If the Company defaults in the payment to the holder of $200,000 and accrued interest on December 31, 2011, the Company is obligated to issue an additional 20,000 shares for each day that the loan remains open for the first 30 days. On the 31st day past maturity, the Company must issue 50,000 shares for each day that the loan remains unpaid, and should the loan remain unpaid 61 days past maturity, the Company will be obligated to issue 1,000,000 shares for each day that the loan remains unpaid.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

B. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On August 25, 2011 we issued 250,000 shares to Small Cap Consultants, Inc. in consideration for the loan to us in the amount of $100,000 pursuant to a certain Convertible Promissory Note dated August 17, 2011, as amended as of October 14, 2011. Small Cap Consultants represented to us that it is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On November 1, 2011 we issued 250,000 shares to Small Cap Consultants, Inc. in consideration for the loan to us in the amount of $100,000 pursuant to a certain Convertible Promissory Note dated October 31, 2011. Small Cap Consultants represented to us that it is an accredited investor. The issuance was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

31.1	Certification of the Principal Executive, Financial and Accounting officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of the Principal Executive, Financial and Accounting officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheet, (ii) Statement of Operations, (iii)  Statements of Cash Flows, (iv) related notes to these financial statements, tagged as blocks of text.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2011	By:	/s/ Felix Elinson
Name: Felix Elinson,
Title: President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)