Form 10-K
period 2011-12-31
Game Face Gaming, Inc.
filed 2012-03-20
CIK 1479919

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Commission file number: 000-54415

GAME FACE GAMING, INC.
(Exact name of registrant as specified in its charter)

Florida	27-1551007
(State of incorporation)	(I.R.S. Employer Identification No.)

20 East Sunrise Highway Suite 202, Valley Stream, New York 11581
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There was no market value of the common equity as of June 30, 2011, the last business day of the registrant’s most recently complete second fiscal quarter.

As of March 14, 2012, 57,175,000 shares of the issuer’s common stock were issued and outstanding.

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

On January 6, 2011, the Board of Directors and majority shareholder of the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to (i) affect a 13 for 1 forward stock split of the Company’s issued and outstanding common stock in the form of a dividend, and (i) change the Company’s name from Intake Communications, Inc. to Game Face Gaming, Inc.  The Amendment was filed on January 7, 2011 with the Secretary of State of the State of Florida and became effective as at the close of business on January 25, 2011.  The forward stock split was distributed to all shareholders of record on January 24, 2011.  No cash was paid or distributed as a result of the forward stock split and no fractional shares were issued.  All fractional shares which would have otherwise been required to be issued as a result of the stock split were rounded up to the nearest whole share.

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

Simultaneously with such purchase and sale by the Buyer, Mr. Warren resigned from all his positions with the Company and Felix Elinson and Irving Bader were appointed to the Board of Directors of the Company, and Mr. Elinson was appointed President and Mr. Bader the Secretary. In addition, Mr. Warren canceled 104,666,667 shares of the Company previously owned by him and no longer owns any shares in the Company.

On February 22, 2011, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lemberg Consulting, Inc., a New York corporation (the "Seller”) pursuant to which the Company acquired certain assets of the Seller in consideration for the issuance of 22,666,667 shares of its common stock. The assets purchased consist of a provisional patent and other intellectual property related to operating multi-platform, multiplayer non-wagering, non-games of chance, such as chess, poker, and backgammon. As a result of the transaction, the Company now owns the domain name www.FaceUpGaming.com.

The Asset Purchase Agreement contained customary representations and warranties from each of the Company and the Seller. The Company did not assume any liabilities in connection with the acquisition, other than the contractual payments due to Icreon Communications Ltd., a company located in India which provides development outsourcing as well as other platform related enhancement and support work. Icreon is to be paid as follows - (i) $25,000 when the platform completes Alpha testing; (ii) $27,500 after beta; and (iii) the remaining $27,500 after user acceptance testing. Icreon pursuant to the terms of this agreement has been paid in full. During the year ended December 31, 2011, the Company paid Icreon an additional $3,892 for other work performed.

In connection with the asset acquisition on February 22, 2011, Mr. Elinson became our Chief Executive Officer.

On March 1, 2011, the Company entered into a Poker License Agreement with Atlas Software USA Inc., a New Jersey corporation (“Atlas”) pursuant to which the Company granted Atlas the right to install and use Game Face Gaming software program for its own website and business. The Company retained all right, title and interest to its software. In consideration for the license, Atlas paid the Company $55,000, and will pay the Company (i) $27,500 upon acceptance of all design work, customization and the initiation of alpha testing that will support a minimum of 1,000 users; and (ii) $27,500 upon resolution of issues derived during the alpha testing and the completion of a beta test. It was anticipated that the alpha testing will be completed by April 15th and the completion of the beta by June 15th If payment is not made in accordance with the terms of the Agreement, the Company has the right to impose a 1% penalty per month on any overdue amount, and if not paid following 30 days notice, the Company may cancel the Agreement.

This Agreement was modified as of April 15, 2011 to extend the payments due by Atlas so that $27,500 is due 60 days after the completion of beta testing and the code moved to production servers of an online poker room membership model and the final payment  in the amount of $27,500 will be due 60 days later. The Company also has the right to provide Atlas with a redesigned membership model platform as compared to a rake model by April 2013.

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

This Agreement was modified as of April 15, 2011 to extend the payments due by Prodigious so that $27,500 will become immediately due 60 days after the completion of beta testing and the code moved to production server/s.  A final payment in the amount of  $27,500 will be due 60 days later. The Company also has the right to provide Atlas with a redesigned membership model platform as compared to a rake model by April 2013.

Business Overview

Since the change of control and the consummation of the transactions contemplated by the Asset Purchase Agreement, we are now in the business of operating a reality gaming social network.  We plan to offer a non wagering internet gaming website by incorporating proprietary technologies that will provide players with streaming video, audio and messaging capabilities. We believe that these enhancements will dramatically enhance the players’ online gaming experiences. These games include poker, chess, backgammon and others. Management is not aware of any online games sites which offer players the ability to see one another and speak live during game play.

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

The numerical value of a player’s tournament rating is determined by a complex formula that takes into account primarily where the player is placed in a given multi table tournament and how many total people were in the tournament. The player’s tournament rating then determines his color level, which starts at the Red level and progress to Green and finally to Black -- the highest color level. The more multi table tournaments he plays, the size of the tournaments and how he places in these tournaments will determine whether the player’s score and color level move up or down. In general, the better the player’s performance, the higher his numerical tournament rating score.

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

This process could be extended to quadruple shootouts and on up. Also, the tables don't necessarily have to start at nine players each. For instance, it is possible to run a triple shootout with four-player tables (a total of 64 players in each event).

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

We hope to quickly expand the network beyond poker to include global staples in gaming such as backgammon, chess and checkers.

Market

Management has exhaustively studied the state of multi-platform, multiplayer non-wagering, non-games.  We feel that the gaming industry presents an ever increasing market and excellent opportunities for growth. The Company hopes to market the first online gaming product which will deliver video, audio and texting functionality along with the ability to allow users to create their own private tables and host their own private tournaments.

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

Monthly Membership Fees

Players on our game site will be grouped into two communities, paying members and free-members. Membership packages will consist of monthly payments, the price being dependent on the package the person selects.  Our free--member community will accumulate “Fun Points”, while players in our paying member community will accumulate play chips leading to prizes  and other giveaways.

A player in our freemember community will need to accumulate points in order to have chance to play for smaller prizes. The player would be able to do this by winning these points playing in tournaments with other players or private tables. The tournaments will have various jackpots depending on qualifiers and points needed to enter any particular tournament.

Our paying member community will be able to win play chips enabling them entry into tournaments with bigger prizes and giveaways. For a monthly fee, players will receive the Company’s monthly newsletter written by gaming professionals and will be given the opportunity to access:

•	Entry into tournaments with monthly prizes;
•	A proprietary tournament rating leader board based on actual play;
•	Live chats customer service; Ability to create private tables:
•	No ads, no interruptions game play: and Access into our structured proprietary league structured tournaments.

We plan to attract members to sign up utilizing  different incentive and marketing programs.

Advertisement – We anticipate developing a strong following in the “Play for Fun” portion of the website in the early days following our beta testing. We hope this provides us with an opportunity to generate advertisement dollars.

Tournament Plays – This component of the online gaming industry is by far one of the most popular and lucrative venues. We believe that the launch of “Tournament Play” will drastically increase the number of user’s who register on a monthly basis. We also hope that this will lead to even greater advertisement revenues.

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

Employees

The  Company has only one full-time employee as well as its officers and directors and a consultant, who will devote as much time as the Board of Directors determines is necessary to carry out the affairs of the Company.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

The Company does not own any real estate or other properties. The Company's office is located at 20 East Sunrise Highway, Suite 202, Valley Stream, New York 11581, in office space provided by Yitz Grossman, a consultant of the Company, at no charge. It is currently sufficient for our operations.

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

Item 4.       Mine Safety Disclosures.

    Not applicable

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “IKCC”. Trading of our common stock commenced on August 2,2011. Prior to that date, there was no market for our common stock. The following table sets forth the high and low sales prices as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2011	HIGH	LOW

Third Quarter	$0.50	$0.10
Fourth Quarter	$0.43	$0.06

The last reported sales price of our common stock on the OTCBB on March 13, 2012, was $0.1480.

Holders

As of March 14, 2012, there were 47holders of record of our common stock

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 27, 2012, the Company issued 1,000,000 shares of its common stock to Corporate Debt Consultants, LLC, a New York limited liability company concurrent with a loan made by Corporate Debt Consultants to the Company. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended. Corporate Debt was granted piggyback registration rights and demand registration rights upon a financing of at least $2,000,000 by the Company with respect to said shares.

On November 1, 2011, the Company issued 250,000 shares of its common stock to Small Cap Consultants, concurrent with a loan made by Small Cap Consultants to the Company. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On August 18, 2011, the Company issued 250,000 shares of its common stock to Small Cap Consultants concurrent with a loan made by Small Cap Consultants to the Company. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

For the period ended December 31, 2011, we have not repurchased any shares of our common stock. However, on February 11, 2011, Ron Warren, our former officer and director, canceled 104,666,667 shares of common stock of the Company.

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

Plan of Operation

Since the change of control and the consummation of the transactions contemplated by the Asset Purchase Agreement, we are now in the business of operating a reality gaming social network.  We plan to offer a non wagering internet gaming website by incorporating proprietary technologies that will provide players with streaming video, audio and messaging capabilities. We believe that these enhancements will dramatically enhance the players’ online gaming experiences. These games include poker, chess, backgammon and others. We believe that these enhancements will dramatically enhance players’ online gaming experiences. Management is not aware of any online games sites which offer players the ability to see one another and speak live during game play.

We will require additional capital to develop and expand our gaming platform from beta testing to a full launch. We estimate that within the next 12 months we will need approximately $3,600,000 to fund its expenses over the next twelve months. On a monthly basis, if the Company had these funds it would utilize, among other uses, approximately $125,000 for advertising and marketing, $100,000 for salaries and office expenses and $60,000 for software development. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources, other than the agreement with CDS to lend the Company up to $500,000, of which $85,000 has been borrowed as of February 27, 2012.

Current cash on hand is insufficient for all of the Company’s commitments for the next 12 months. We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional development and expansion of our gaming platform from beta testing to a full launch.  We cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. We do not currently have any arrangements in place for any future equity financing.

If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures or continue to operate.

We do not anticipate any equipment purchases in the twelve months ending December 31, 2012.

Results of Operations

Years Ended December 31, 2011 and 2010

We had $18,325 in cash and cash equivalent as of December 31, 2011, and have experienced losses since inception. We recognized $105,000 in income in 2011  from the sale of the license agreements. We did not generate any revenues from operations during the years ended December 31, 2011 and 2010. Expenses during the year ended December 31, 2010 were $22,837 for a net loss of $22,837 compared to expenses of $743,844 for a net loss of $971,772 for the year ended December 31, 2011. Expenses for the year ended December 31, 2010 were primarily the result of professional and filing fees associated with filing our registration statements, complying with our reporting requirements and general and administrative expenses, while expenses for the year ended December 31, 2011 consisted primarily of general and administrative expenses ($609,607), professional fees ($79,512) and advertising expenses ($52,368) due to expenditures necessary as the Company prepares to launch its first product offering. We have incurred a cumulative net loss of $998,188 for the period December 24, 2009 (inception) to December 31, 2011.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects that the Company has $18,325 in cash and cash equivalents. In addition, the Company had a working capital deficiency of  $852,428 and stockholders’ deficiency of $717,358 at December 31, 2011.

We currently have a total of $826,000 owed to eight entities and individuals, of which $466,000 are due upon demand and $360,000 have specific due dates. Of those loans, 4 are due and payable April 15, 2012 aggregating $275,000 of principal and $85,000 in principal is due on August 27, 2012. During the year ended December 31, 2011 we repaid an aggregate of $195,000 of indebtness. Principal indebtedness owed to two note holders aggregating $75,000 and accrued interest thereon may be converted at the option of the noteholders to shares of common stock by the greater of $0.25 per share or 50% of the average closing bid price for the 10 trading days ending 5 days before the conversion date. Principal indebtedness owed to a note holder aggregating $200,000 and accrued interest thereon may be converted at the option of the noteholder to shares by the greater of $0.05 per share of 50% of the average closing price for 10 days prior to conversion.

Going Concern Consideration

The Company is a development stage company. For the period December 24, 2009 (date of inception) through December 31, 2011, the Company has had a net loss of $998,188. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to begin operations and to achieve profitability.  See Note 6 of our financial statements.

The Company believes that it will need approximately $3,600,000 to fund its expenses over the next twelve months. On a monthly basis, if the Company had these funds it would utilize, among other uses, approximately $125,000 for advertising and marketing, $100,000 for salaries and office expenses and $60,000 for software development. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources, other than the agreement with CDS to lend the Company up to $500,000, of which $85,000 has been borrowed as of February 27, 2012.

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
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Game Face Gaming, Inc.
(fka Intake Communications, Inc.)

We have audited the accompanying balance sheets of Game Face Gaming, Inc. (fka Intake Communications, Inc.) (a development stage company) as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from December 24, 2009 (inception) through December 31, 2011. Game Face Gaming, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Game Face Gaming, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from December 24, 2009 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, IL
March 14, 2012

1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847-524-0800
 Fax: 847-524-1655

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$18,325	$584
Prepaid expenses and other current assets	1,621	-
TOTAL CURRENT ASSETS	19,946	584

PROPERTY AND EQUIPMENT (Net)	35,070	-

OTHER ASSETS
Intangible asset	100,000	-
TOTAL OTHER ASSETS	100,000	-

TOTAL ASSETS	$155,016	$584

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,450	$3,000
Accrued expenses and other current liabilities	15,458	-
Loan payable officer	-	3,000
Derivative liabilities	178,070	-
Notes payable-convertible	656,000	-
Accrued interest on notes payable--convertible	12,396	-

TOTAL CURRENT LIABILITIES	872,374	6,000

STOCKHOLDERS' EQUITY (DEFICIT):
Capital stock - authorized:
250,000,000 common shares, $0.0001 par value
56,175,000 and 132,600,000 shares issued and outstanding at
December 31, 2011 and December 31, 2010, respectively	5,618	13,260
Additional paid in capital	275,212	7,740
Deficit accumulated during the development stage	(998,188)	(26,416)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(717,358)	(5,416)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$155,016	$584

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc.)
(A Development Stage Company)
Statements of Operations

			For the Period
			December 24,
	Year Ended	Year Ended	2009 (Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
REVENUES:
Net revenue	$105,000	$-	$105,000

EXPENSES:
Depreciation expense	2,357	-	2,357
General & administrative expenses	741,487	22,837	767,903

Total expenses	743,844	22,837	770,260

Operating Loss	(638,844)	(22,837)	(665,260)

OTHER INCOME (EXPENSE):
Interest expense	(157,274)	-	(157,274)
Derivate liability	(178,070)	-	(178,070)
Other income - cancellation of debt	2,416	-	2,416

Total other income (expense)	(332,928)	-	(332,928)

Income (Loss) before Provision for Income Taxes	(971,772)	(22,837)	(998,188)

Provision for Income Taxes	-	-	-

Net Loss	$(971,772)	$(22,837)	$(998,188)

PER SHARE DATA:
Basic and diluted loss per common share	$(0.02)	$(0.00)
Weighted Average Common shares outstanding	61,856,370	126,445,479

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - December 24, 2009	-	$-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.001 per share
(par value $0.0001) on December 24, 2009	117,000,000	11,700	(2,700)	(3,000)	-	6,000

Loss for the period from inception on
December 24, 2009 to December 31, 2009	-	-	-	-	(3,579)	(3,579)

Balance - December 31, 2009	117,000,000	11,700	(2,700)	(3,000)	(3,579)	2,421

Payment of Subscription Receivable				3,000		3,000

Common shares issued to Investors
for cash at $0.01 per share
(par value $0.0001) on May 26, 2010	15,600,000	1,560	10,440			12,000

Loss for the year ended December 31, 2010					(22,837)	(22,837)

Balance - December 31, 2010	132,600,000	13,260	7,740	-	(26,416)	(5,416)

Common shares cancelled by
the Corporation on February 10, 2011	(104,666,667)	(10,467)	10,467			-

Common shares issued at $0.0044 per share
(par value $0.0001) for the contribution of
intangible assets on February 22, 2011	22,666,667	2,267	97,733			100,000

Common shares issued to Consultants for services at
$0.0044 per share (par value $0.0001) on June 23, 2011	5,075,000	508	21,822			22,330

Common shares issued for finance costs at
$0.25 per share (par value $0.0001) on August 17, 2011	250,000	25	62,475			62,500

Common shares issued for finance costs
$0.30 per share (par value $0.0001) on October 31, 2011	250,000	25	74,975			75,000

Loss for the year ended December 31, 2011					(971,772)	(971,772)

Balance - December 31, 2011	56,175,000	$5,618	$275,212	$-	$(998,188)	$(717,358)

Game Face Gaming, Inc.
(f/k/a Intake Communications, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			from Inception
			December 24,
	For the Year Ended		2009 to
	December 31,	December 31,	December 31,
	2011	2010	2011
OPERATING ACTIVITIES:
Net loss	$(971,772)	$(22,837)	$(998,188)

Depreciation	2,357	-	2,357
Common stock issued for services	22,330	-	22,330
Common stock issued for financing costs	137,500	-	137,500

Changes in Assets and Liabilities:
(Increase) decrease in current assets:
Prepaid Expenses and other current assets	(1,621)	-	(1,621)
Increase (decrease) in current liabilities:		-
Accounts payable	7,450	(579)	10,450
Accrued interest on convertible debt	12,396	-	12,396
Accrued expenses and other current liabilities	15,458	-	15,458
Derivative liabilities	178,070		178,070

Net cash used in operating activities	(597,832)	(23,416)	(621,248)

INVESTMENT ACTIVITIES:
Computer hardware purchased	(9,427)	-	(9,427)
Source code purchased	(28,000)	-	(28,000)
Net cash provided by investment activities	(37,427)	-	(37,427)

FINANCING ACTIVITIES:
Common stock issued	-	15,000	21,000
Repayment of notes payable	(195,000)	-	(195,000)
Issuance of notes payable	851,000	-	851,000
Loan from officer	(3,000)	3,000	-
Net cash provided by financing activities	653,000	18,000	677,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,741	(5,416)	18,325

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	584	6,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,325	$584	$18,325

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$7,380	$-	$7,380
Income taxes	$-	$-	$-
Non-cash transactions:
Stock Issued for intangible asset	$100,000	$-	$100,000

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2011)

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Game Face Gaming, Inc. (f/k/a Intake Communications, Inc.) the Company is a development stage company, incorporated in the State of Florida on December 24, 2009 to provide software to companies to help them market and sell their music and entertainment content to consumers.

Thereafter, the Company engaged in developing the internet’s first Reality Gaming Social Network. The Company seeks to penetrate the market in the business of operating a non-wagering Internet gaming company. The Internet Gaming platform incorporates proprietary technologies that will provide users with streaming video, audio and messaging capabilities enhancing both the users experience and the gaming experience.

Game Face Gaming’s proprietary platform will be used in creating a vast global gaming network consisting of games from every region of the globe, supporting native languages as well as cross language functionality. Once these games make their way onto our platform they will be accessible on almost all devices currently used to access the internet. In addition to popular and well known games that are already being played on line by tens of millions of people around the world, Game Face will be launching its own in- house developed games.

NOTE 2 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. The financial statements have been prepared on the accrual basis of accounting in conformity accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2011 the company did not have any balances that exceeded FDIC insurance limits.

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

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2011)

Long-Lived Assets
Long-lived assets such as intangible assets other than goodwill, furniture, equipment and leasehold improvements are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

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

Software Development Costs
The Company accounts for costs incurred to develop computer software for internal use in accordance with FASB ASC 350-40 “Internal-Use Software”. As required by ASC 350-40, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over a period of one to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Dividends
The Company has not adopted a policy regarding payments of dividends. No dividends have been paid during the period presented and no payments are foreseen in the near future.

Income Taxes
The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2011.

Uncertain Tax Positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Positions”) of the ASC. Uncertain Tax Positions prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under “Uncertain Tax Positions”, an entity may only recognize or continue to recognize tax positions that meet a ““more-than-likely-than-not” threshold. All related interest and penalties would be expensed as incurred. The Company has evaluated its tax position for the period ended December 31, 2011 and such evaluation did not require a material adjustment to the financial statements.

GAME FACE GAMING, INC.
(F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2011)

Advertising
The Company expenses advertising as incurred. For the years ended December 31, 2011 and 2010, advertising expense totaled $52,368 and $0, respectively.

Stock Based Compensation
The Company accounts for all stock based payments in accordance with ASC Topic 718, which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company utilizes the Black-Scholes model to estimate the value of options granted.

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

Fair Value of Financial Instruments
The carrying amounts of the Company’s accounts payable, accrued expenses and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

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

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2011)

NOTE 3 - INCOME TAXES:

Deferred tax attributes resulting from differences between financial accounting methods and tax basis of assets and liabilities at December 31, 2011 and December 31, 2010 are as follows (rounded to the nearest hundred):

	December 31, 2011	December 31, 2010
Noncurrent Assets:
Net operating loss carry-forwards	$247,600	$9,600
Valuation Allowance	$(247,600)	$(9,600)
Net Deferred Tax Asset	$$0	$$0

At December 31, 2011, the Company had estimated net loss carry forwards of approximately $825,500 which expire between 2030 through 2031. Utilization of these net operating loss card forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

December 31, 2011	Amount	Percent
Book income at Federal Statutory Rate	$(198,300)	25%
State Taxes, net of Federal Benefit	$(39,700)	5%
Change in Valuation Allowances	$238,000	(30%)
	$0	0%

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

On February 22, 2011 the Company issued 22,666,667 common shares at $0.0001 par value and $0.0044 face value to Lemberg Consulting for their intellectual property and pending patents in the amount of $100,000.

On June 23, 2011 the Company issued 5,075,000 common shares at $0.0001 par value and $0.0044 face value to various “founding fathers” of the company for services rendered to the company in lieu of cash.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2011)

On August 17, 2011 the Company issued 250,000 common shares at $0.0001 par value and $0.25 face value as an inducement for the $100,000 note payable issued on that date. The value of the 250,000 common shares issued totaled $62,500.

On October 31, 2011 the Company issued 250,000 common shares at $0.0001 par value and $0.30 face value as an inducement for the $100,000 note payable issued on that date. The value of the 250,000 common shares issued totaled $75,000.

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

There are 250,000,000 Common Shares at $0.0001 par value authorized with 56,175,000 shares issued and outstanding at December 31, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in business activities outside of the company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period December 24, 2009 (date of inception) through December 31, 2011 the Company has had a net loss of $998,188. As of December 31, 2011, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities, and obtaining loans. The Company intends on financing its future development activities and its working capital needs largely from notes, loans and the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7 – PROPERTY AND EQUIPMENT

	2011	2010
Computer hardware	$9,427	$-
Source code	28,000	-
	37,427	-
Less accumulated depreciation and amortization	(2,357)	-
Property and Equipment (net)	$35,070	$-

Depreciation and amortization expense	$2,357	$-

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2011)

During the year ended December 31, 2011 the company acquired $28,000 of source code for cash.

NOTE 8 - INTANGIBLE ASSETS

On February 22, 2011, the Company acquired from Lemberg Consulting an intangible asset worth $100,000 in a non-cash transaction for 22,666,667 shares of the Company. The company purchased future contracts and pending patents for a gaming system that incorporates voice and video into the gaming experience.

NOTE 9 - CONVERTIBLE DEBT

As of December 31, 2011 the bridge notes payable totaled $656,000. The bridge notes payable were offered by the company during 2011. The bridge notes payable consist of $275,000 of convertible debt and $381,000 of demand notes bearing interest at rates varying from 5.00% to 6.50% per annum.

The convertible debt payable was issued by the Company as follows:

On February 22, 2011 the Company issued convertible debt totaling $175,000, bearing a rate of 8% simple interest per annum. On December 14, 2011, $100,000 was repaid plus accrued interest of $6,466.The remaining Convertible debt of $75,000 in addition to accrued unpaid interest shall be due and payable on January 15, 2012. The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.25 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On January 14, 2012, the maturity date was extended to April 15, 2012.

On June 22, 2011 the Company issued a convertible debt totaling $20,000, bearing a rate of 8.0% simple interest per annum. During December 2011, the principle was repaid in the amount of $20,000 plus $758 of accrued interest.

On August 17, 2011, the Company issued a convertible debt in amount of $100,000. The convertible debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on January 15, 2012. As further inducement for the lender to advance the loan, the company granted the convertible debt holder the amount of 250,000 shares Common Stock.  The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.05 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On January 14, 2012, the maturity date was extended to April 15, 2012.

On October 31, 2011, the Company issued a convertible debt in amount of $100,000. The convertible debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on January 15, 2012. As further inducement for the lender to advance the loan, the company granted the convertible debt holder the amount of 250,000 shares Common Stock.  The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.05 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On January 14, 2012, the maturity date was extended to April 15, 2012.

GAME FACE GAMING, INC.
  (F/K/A INTAKE COMMUNICATIONS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(December 31, 2011)

The following table illustrates the carrying value of the demand notes payable and convertible debt:

	December 31, 2011	December 31, 2010
Convertible Note	$275,000	$-
Demand Notes	381,000	-
Discount on Convertible Note	(0)	-
Convertible Note, Net	656,000	-
Less: Current portion of convertible debt	(656,000)	-
Long term portion of convertible debt	$-	$-

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
Convertible debt	$-	$(178,070)	$-	$(178,070)
	$-	$(178,070)	$-	$(178,070)

The following table illustrates the components of derivative liabilities:

Balance at December 31, 2010	$-
Change in fair value of derivative liability due to beneficial conversion feature	178,070
Debt redemption	-
Balance at December 31, 2011	$178,070

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet through March 14, 2012, which represents the date these financial statements are available to be issued.

On January 18, 2012 the Company secured additional financing through issuance of a 6% demand note payable in the amount of $85,000.

On February 27, 2012 the Company secured additional financing through the issuance of a Note Purchase Agreement, the total not to exceed $500,000. Each note will bear interest at 5% per annum and is payable within six months from the date of issuance or earlier from proceeds of a private offering or through a registration statement. As part of the agreement the Company granted the lender 1,000,000 shares of the Company’s common stock. On February 27, 2012, the Company borrowed $85,000 and has $415,000 available on this financing agreement.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or delected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of December 31, 2011.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And. we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a full functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position

Felix Elinson	43	President, Chief Executive Officer, CFO and Director
Irving Bader	72	Secretary and Director

Felix Elinson has been our President and Chief Executive Officer and a director since February 11, 2011. Mr. Elinson brings to the Company a wide array of experience with marketing, on-line expertise, a proficiency in on-line games and had vast experiences that are helpful to the Company.  Since February 2008, Mr. Elinson has served as a Strategic Partner in Mega M LLC, a registered merchant services, credit card processing company in New York. From August 2003 to January 2008, Mr. Elinson served as the Chief Executive Officer of Fresh Start Management Consulting Corp. where he was involved in various types of international commodity trading transactions. From August 2000 to July 2003, Mr. Elinson worked as an independent consultant. From May 1993 to July 2000, Mr. Elinson worked for futures and commodity firms as a Senior Sales Manager and trader such as Tran World Metals (cotton division, 1993-1997) and ICG (International Commodity Trading Group, Futures Division, 1998-2000).

Irving Bader has been Secretary and a director of the Company since February 11, 2011. Mr. Bader brings many years of management, organizational  and marketing skills to the Company. From 1973 to present, Mr. Bader has been the owner and a director of the Seneca Lake Camp, an organization engaged in providing summer outdoor sporting activities for children ages 7 to 18.  From 2002 to present, Mr. Bader has been the director and anchor for the Jewish Sport Network and from 2005 to present he has been the director of Athletics and an Associate Professor of Physical Education at Touro College. Mr. Bader is also the author of “A Pre-School P.E. Curriculum-An Adaptive Approach and “Motor Education for Retarded and Other Handicapped Children".

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

Code of Ethics; Financial Expert

We currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We currently do not  have a “financial expert” on the board or an audit committee or nominating committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2011.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.    Executive Compensation.

Summary Compensation

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and each of our executive officers ( each a “Named Executive Officer”) for the last two fiscal years. No other executive officer earned compensation in excess of $100,000 during our 2011 fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) (10) (11)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Felix Elinson	2011	53,063			0	-0	0	0
President and Chief Executive Officer

Irving Bader	2011				0	-0	0	0
Secretary

In connection with our asset acquisition on February 22, 2011, we entered into an employment agreement with Felix Elinson, pursuant to which Mr. Elinson became employed as our Chief Executive Officer. As Chief Executive Officer, Mr. Elinson is responsible for developing our business strategies, policies and operations, as well as such duties consistent with his position as the principal executive offer of the Company. In consideration for his services, Mr. Elinson is compensated with a monthly salary of $7,200, payable paid bi-monthly on the first and fifteenth business day of each month. Commencing upon the earlier to occur of the consummation of an equity financing of $1,000,000 or the first full month in which we have 15,000 paying subscribers, his compensation will increase to $12,000 per month. Mr. Elinson has agreed not to compete with the Company during the term of his employment and for a period of one and a half years thereafter. Mr. Elinson also agreed not to disclose confidential information. Although the agreement is on a month to month basis, we may terminate Mr. Elinson for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 14, 2012, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 57,175,000shares of our common stock issued and outstanding as of March 14, 2012. Unless otherwise indicated, the address of each person listed is c/o Game Face Gaming, Inc., 20 East Sunrise Highway, Valley Stream, NY 11581.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Felix Elinson (1) 2928 West 5th Street Brooklyn, NY 11224	11,333,333	19.82%

Irving Bader (2)	11,333,333	19.82%

Punim Chadoshos, LLC	11,333,333	19.82%

Elina Leonova (3) 319 East 24th Street New York, NY 10010	11,333,334	19.82%

Directors and officers as a group (2 persons)	22,666,666	39.6%
(1)	Mr. Elinson is President and Chief Executive Officer and a director of the Company.
(2)	Mr. Bader is Secretary and a director of the Company, and is the trustee of the CPT 2011 Trust which owns all of the membership interests of Punim Chadoshos, LLC, a New York limited liability company.
(3)	Mrs. Leonova is the wife of Alex Lemberg, a consultant to the Company.

Punim Chadoshos, LLC has granted a proxy to Alex Lemberg to vote its shares effective upon the Company paying in full and satisfying all its obligations pursuant to the $300,000 private placement offering.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

On February 22, 2011 we issued 22,666,667 to Lemberg Consulting Inc. in consideration of the intellectual rights relating to operating multi-platform, multiplayer non-wagering, non-games of chance.  On February 28, 2011, Lemberg Consulting transferred 11,333,334 of said shares to Elina Leonova, the wife of Alex Lemberg, a consultant to the Company, and 11,333,333 shares to Felix Elinson, our President and Chief Executive Officer and a director.

On February 22, 2011, Punim Chadoshos, LLC a shareholder holding 19.82% of our issued and outstanding stock, executed a non-competition/confidentiality agreement with the Company.  Punim Chadoshos has granted a proxy to Alex Lemberg to vote its shares effective upon the Company paying in full and satisfying all its obligations pursuant to the $300,000 private placement offering.

Alex Lemberg, a consultant to the Company, is married to Elina Leonova, who holds 19.82% of our issued and outstanding stock. Punim Chadoshos has granted Mr. Lemberg a proxy to vote its shares effective upon the Company paying and satisfying in full all its obligations pursuant to its $300,000 convertible notes private placement offering.

On October 25, 2011, we issued a Demand Note in the principal amount of $25,000 to BSF, LLC. Lisa Grossman, wife of our consultant, Yitz Grossman, is a managing member k of BSF, LLC.

On each of November 30, 2011, December 12, 2011 and December 14, 2011, the Company issued a Demand Note in the principal amount of $25,000, $75,000 and $106,000, respectively, to each of Arevim, Inc., BFSF, LLC and BSF II, LLC respectively. The Demand Notes bear interest at 6% per annum and can be prepaid by the Company without penalty. If the Demand Notes and accrued interest thereon are not paid within 10 days of demand, the interest rate will increase to 12% retroactive to the date of issuance of the Demand Note.  All principal and accrued interest on the Demand Notes are convertible into shares of the Company’s common stock at the election of the holder at a conversion price per share equal to the lower of (i) $0.10  and (ii) the closing bid price on the date of conversion. If the Company fails to timely pay the Demand Note and accrued interest, it will be required to issue to the holder 20,000 shares, (for the first 30 days), 50,000 shares (for day 31 through 60) and 1,000,000 shares thereafter of its common stock per day. Lisa Grossman, is a managing member of BFSF, LLC and BSF II, LLC. She is the wife of Yitz Grossman, a consultant to the Company, and president of Arevim and a managing member of BFSF, LLC.

On January 18, 2012, the Company issued the BSF II Note in the principal amount of $85,000 to BSF II LLC. The BSF II Note is payable upon demand at any time after February 15, 2012. The BSF II Note bears interest at 6% per annum and can be prepaid by the Company without premium or penalty. Lisa Grossman, is a managing member of BSF II, LLC. She is the wife of Yitz Grossman, a consultant to the Company.

On February 22, 2011, we entered into a Consulting Agreement with Yitz Grossman pursuant to which he was retained as a consultant to advise us on corporate development and introduce the Company to some of his contacts which may have an interest in investing in the Company.  The term of the Agreement is for a period of three years and will automatically be extended for an additional three years should we raise at least $3,000,000 gross capital. We agreed to compensate Mr. Grossman with the monthly sum of $10,000 to be paid bi-monthly on the first and fifteenth business day of each month, said payments to commence upon the earlier of the consummation of an equity financing of $2,000,000 or the first full month in which we have 15,000 paying subscribers.  Mr. Grossman has also agreed not to compete with the Company during the term of his consultancy and for a period of one and a half years thereafter. Mr. Grossman has also agreed to not to disclosed confidential information. We have the right to terminate him for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

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

Item 14.     Principal Accounting Fees and Services.

Our principal independent accountant is Lake and Associates CPAs. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2011
Audit Fees	$4,450	$16,250
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

3.3
Form of Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Florida on January 7, 2011 (filed as Exhibit 3.3 to Current Report on Form 8-K filed with the  Securities and Exchange Commission on January 25, 2011 and incorporated herein by reference)

4.1	Form of Convertible Promissory Note (filed as Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2011 and incorporated herein by reference)

4.2	Form of Form of Modification and Extension Agreement, dated October 22, 2011 (filed as Exhibit 4.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

4.3	Form of Form of Modification and Extension Agreement, dated January 14, 2011(filed as Exhibit 4.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

4.4	Amendment to Note dated October 31, 2011, dated December 14, 2011(filed as Exhibit 4.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

4..5	Second Amendment to Note dated August 17, 2011, dated December 14, 2011(filed as Exhibit 4.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

4.6	Second Amendment to Note dated October 31, 2011, dated January 14, 2012(filed as Exhibit 4.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

4.7	Third Amendment to Note dated August 17, 2011, dated January 14, 2012(filed as Exhibit 4.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

4.8	Form of Demand Promissory Note (filed as Exhibit 4.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

4.9	Demand Promissory Note, dated January 18, 2012 issued to BSF II LLC (filed as Exhibit 4.10 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

4.10	Promissory Note, dated February 27, 2012, issued to Corporate Debt Consultants LLC (filed as Exhibit 4.11to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

10.1
Asset Purchase Agreement dated February 22, 2011 between Game Face Gaming, Inc. and Lemberg Consulting Inc. (filed a Exhibit 10.1 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.2
Employment Agreement dated February 22, 2011 between Game Face Gaming, Inc. and Felix Elinson (filed a Exhibit 10.2 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.3
Consulting Agreement dated February 22, 2011 between Game Face Gaming, Inc. and Yitz Grossman (filed a Exhibit 10.3 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.4
Consulting Agreement dated February 22, 2011 between Game Face Gaming, Inc., Lemberg Consulting, Inc. and Alex Lemberg (filed a Exhibit 10.4 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

10.5
Non-Competition Agreement dated February 22, 2011 between Game Face Gaming, Inc. and Punim Chadoshos, LLC. (filed a Exhibit 10.5 to Current Report filed with the  Securities and Exchange Commission on February 28, 2011 and incorporated herein by reference)

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

10.9.1	Modification and Extension Agreement dates ad of April 15, 2011 between Game Face Gaming, Inc. and Atlas Software USA Inc.

10.10
Poker License Agreement dated March 3, 2011 between Game Face Gaming, Inc. and Prodigious Capital Group LLC. (filed a Exhibit 10.10 to Current Report filed with the  Securities and Exchange Commission on March 4, 2011 and incorporated herein by reference)

10.10.1	Modification and Extension Agreement dates ad of April 15, 2011 between Game Face Gaming, Inc. and Prodigious Capital Group LLC

10.11
Subscription Documents and Procedures (filed as Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2010 and incorporated herein by reference)

10.12	Note Purchase Agreement, dated February 27, 2012 between the Company and Corporate Debt Consultants LLC (filed as Exhibit 10.12to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

10.13	Amendment to Note Purchase Agreement, dated February 27, 2012 between the Company and Corporate Debt Consultants LLC (filed as Exhibit 10.13 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

10.14	Letter Agreement, dated February 27, 2012, between the Company and Corporate Debt Consultants LLC (filed as Exhibit 10.14 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

10.15	Addendum to Note Purchase Agreement, dated February 27, 2012, between the Company and Corporate Debt Consultants LLC (filed as Exhibit 10.15 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 and incorporated herein by reference)

14.1	Code of Ethics ((filed as Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2010 and incorporated herein by reference)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAME FACE GAMING, INC.

Dated: March 20, 2012	By:	/s/Felix Elinson
Felix Elinson
President, Chief Executive Officer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Ac of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 20, 2012	By:	/s/ Felix Elinson
Felix Elinson
President, Chief Executive Officer, and Director (Principal Executive, Financial and Accounting Officer)

Dated: March 20, 2012	By:	/s/Irving Bader
Irving Bader
Secretary and Director