Form 10-Q
period 2012-03-31
Face Up Entertainment Group, Inc.
filed 2012-05-15
CIK 1479919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

COMMISSION FILE NUMBER: 000-54415

FACE UP ENTERTAINMENT GROUP, INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  May 15, 2012, 57,175,000 shares of common stock, $.001 par value per share, of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures	18

PART II

Item 1.	Legal Proceedings	19
Item IA.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$48,204	$18,325
Prepaid expenses and other current assets	16,392	1,621
TOTAL CURRENT ASSETS	64,596	19,946

PROPERTY AND EQUIPMENT (Net)	87,334	35,070

OTHER ASSETS
Intangible asset	100,000	100,000
TOTAL OTHER ASSETS	100,000	100,000

TOTAL ASSETS	$251,930	$155,016

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	-	$10,450
Accrued expenses and other current liabilities	20,058	15,458
Derivative liabilities	529,279	178,070
Notes payable-convertible	961,000	656,000
Accrued interest on notes payable--convertible	24,543	12,396

TOTAL CURRENT LIABILITIES	1,534,880	872,374

STOCKHOLDERS' EQUITY (DEFICIT):
Capital stock - authorized:
250,000,000 common shares, $0.0001 par value
57,175,000 and 56,175,000 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	5,718	5,618
Additional paid in capital	435,112	275,212
Deficit accumulated during the development stage	(1,723,780)	(998,188)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,282,950)	(717,358)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$251,930	$155,016

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	For the Period December 24, 2009 (Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
REVENUES:
Net revenue	$-	$105,000	$105,000

EXPENSES:
Depreciation expense	786	0	3,143
General & administrative expenses	201,450	114,747	969,353

Total expenses	202,236	114,747	972,496

Operating Loss	(202,236)	(9,747)	(867,496)

OTHER INCOME (EXPENSE):
Interest expense	(172,147)	(1,167)	(329,421)
Derivate liability	(351,209)	0	(529,279)
Other income - cancellation of debt	-	2,416	2,416

Total other income (expense)	(523,356)	1,249	(856,284)

Income (Loss) before Provision for Income Taxes	(725,592)	(8,498)	(1,723,780)

Provision for Income Taxes	-	-	-

Net Loss	$(725,592)	$(8,498)	$(1,723,780)

PER SHARE DATA:
Basic and diluted loss per common share	$(0.01)	$(0.00)
Weighted Average Common shares outstanding	56,548,626	84,022,222

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - December 24, 2009	-	$-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.001 per share
(par value $0.00001) on December 24, 2009	117,000,000	11,700	(2,700)	(3,000)	-	6,000

Loss for the period from inception on
December 24, 2009 to December 31, 2009	-	-	-	-	(3,579)	(3,579)

Balance - December 31, 2009	117,000,000	11,700	(2,700)	(3,000)	(3,579)	2,421

Payment of Subscription Receivable				3,000		3,000

Common shares issued to Investors
for cash at $0.01 per share
(par value $0.00001) on May 26, 2010	15,600,000	1,560	10,440			12,000

Loss for the year ended December 31, 2010					(22,837)	(22,837)

Balance - December 31, 2010	132,600,000	13,260	7,740	-	(26,416)	(5,416)

Common shares cancelled by
the Corporation on February 10, 2011	(104,666,667)	(10,467)	10,467			-

Common shares issued at $0.0044 per share
(par value $0.0001) for the contribution of
intangible assets on February 22, 2011	22,666,667	2,267	97,733			100,000

Common shares issued to Consultants for services at
$0.0044 per share (par value $0.0001) on June 23, 2011	5,075,000	508	21,822			22,330

Common shares issued for finance costs at
$0.25 per share (par value $0.0001) on August 17, 2011	250,000	25	62,475			62,500

Common shares issued for finance costs
$0.30 per share (par value $0.0001) on October 31, 2011	250,000	25	74,975			75,000

Loss for the year ended December 31, 2011					(971,772)	(971,772)

Balance - December 31, 2011	56,175,000	5,618	275,212	-	(998,188)	(717,358)

Common shares issued for finance costs
$0.16 per share (par value $0.0001) on February 27, 2012	1,000,000	100	159,900			160,000

Loss for the three months ended March 31, 2012					(725,592)	(725,592)

Balance - March 31, 2012	57,175,000	$5,718	$435,112	$-	$(1,723,780)	$(1,282,950)

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended	For the Period December 24, 2009 (Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
OPERATING ACTIVITIES:
Net loss	$(725,592)	$(8,498)	$(1,723,780)

Depreciation	786		3,143
Common stock issued for services	-		22,330
Common stock issued for financing costs	160,000		297,500

Changes in Assets and Liabilities:
(Increase) decrease in current assets:
Prepaid Expenses and other current assets	(14,771)		(16,392)
Increase (decrease) in current liabilities:
Accounts payable	(10,450)	1,161	-
Derivative liabilities	351,209		529,279
Accrued interest on convertible debt	12,147		24,543
Accrued expenses and other current liabilities	4,600	-	20,058

Net cash used in operating activities	(222,071)	(7,337)	(843,319)

INVESTMENT ACTIVITIES:
Computer hardware purchased	-	(9,427)	(9,427)
Source code purchased	(53,050)	-	(81,050)
Net cash provided by investment activities	(53,050)	(9,427)	(90,477)

FINANCING ACTIVITIES:
Common stock issued			21,000
Proceeds of notes payable	305,000	175,000	1,156,000
Repayments of notes payable	-		(195,000)
Loan from officer	-	(3,000)	-
Net cash provided by financing activities	305,000	172,000	982,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,879	155,236	48,204

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,325	584	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,204	$155,820	$48,204

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$172,147	$-	$329,421
Income taxes	$-	$-	$-
Non-cash transactions:
Stock Issued for intangible asset	$-	$100,000	$100,000

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Face Up Entertainment Group, Inc. (f/k/a Game Face Gaming, Inc.) (the "Company") is a development stage company, incorporated in the State of Florida on December 24, 2009 to provide software to companies to help them market and sell their music and entertainment content to consumers. On April 24, 2012 the Company changed its name from Game Face Gaming, Inc. (F/K/A Intake Communications, Inc.) to Face Up Entertainment Group, Inc.

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

Face Up Entertainment Group, Inc. proprietary platform will be used in creating a vast global gaming network consisting of games from every region of the globe, supporting native languages as well as cross language functionality. Once these games make their way onto our platform they will be accessible on almost all devices currently used to access the internet. In addition to popular and well known games that are already being played on line by tens of millions of people around the world, Face Up will be launching its own in- house developed games.

NOTE 2 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. The financial statements have been prepared on the accrual basis of accounting in conformity accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of Face Up Entertainment Group, Inc. (f/k/a Game Face Gaming, Inc.) and its wholly owned subsidiary Socii Management, LLC. All material intercompany balances and transactions have been eliminated from in consolidation.

Cash and Cash Equivalents
For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2012 the company did not have any balances that exceeded FDIC insurance limits.

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

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Income Taxes
The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of March 31, 2012.

Uncertain Tax Positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Positions”) of the ASC. Uncertain Tax Positions prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under “Uncertain Tax Positions”, an entity may only recognize or continue to recognize tax positions that meet a ““more-than-likely-than-not” threshold. All related interest and penalties would be expensed as incurred. The Company has evaluated its tax position for the period ended March 31, 2012 and such evaluation did not require a material adjustment to the financial statements.

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Advertising
The Company expenses advertising as incurred. For the three months ended March 31, 2012 and 2011, advertising expense totaled $89,629 and $0, respectively.

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

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Effect of recently issued accounting standards
The company has adopted all recently issued accounting pronouncements.  The Adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 - INCOME TAXES

Deferred tax attributes resulting from differences between financial accounting methods and tax basis of assets and liabilities at March 31, 2012 are as follows (rounded to the nearest hundred):

March 31, 2012
Noncurrent Assets:
Net operating loss carry-forwards	$360,000
Valuation Allowance	$(360,000)
Net Deferred Tax Asset	$$0

At March 31, 2012, the Company had estimated net loss carry forwards of approximately $1,200,000 which expire between 2030 through 2031. Utilization of these net operating loss card forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

March 31, 2012	Amount	Percent

Book income at Federal Statutory Rate	$(94,000)	25%
State Taxes, net of Federal Benefit	$(18,000)	5%
Change in Valuation Allowances	$112,000	(30%)
	$0	0%

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

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

On February 29, 2012 the Company issued 1,000,000 common shares at $0.0001 par value and $0.16 face value as an inducement for the $500,000 line of credit entered by the Company on that date. The value of the 1,000,000 common shares issued totaled $160,000.

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

There are 250,000,000 Common Shares at $0.0001 par value authorized with 57,175,000 shares issued and outstanding at March 31, 2012.

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

The Company has demand notes payable outstanding totaling $461,000 to related parties, these outstanding notes bear interest between 5% to 6% per annum (See Note 9).

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period December 24, 2009 (date of inception) through March 31, 2012 the Company has had a net loss of $1,723,780. As of March 31, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities, and obtaining loans. The Company intends on financing its future development activities and its working capital needs largely from notes, loans and the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 7 – PROPERTY AND EQUIPMENT

March 31, 2012

Computer hardware	$9,427
Source code	81,049
90,476
Less accumulated depreciation and amortization	(3,142)
Property and Equipment (net)	87,334

Depreciation and amortization expense	$786

During the three months ended March 31, 2012 the company acquired $53,049 of source code for cash.

NOTE 8 - INTANGIBLE ASSETS

On February 22, 2011, the Company acquired from Lemberg Consulting an intangible asset worth $100,000 in a non-cash transaction for 22,666,667 shares of the Company. The company purchased future contracts and pending patents for a gaming system that incorporates voice and video into the gaming experience.

NOTE 9 - CONVERTIBLE DEBT

As of March 31, 2012 the bridge notes payable totaled $961,000. The bridge notes payable were offered by the company during 2011 and 2012. The bridge notes payable consist of $325,000 of convertible debt and $636,000 of demand notes bearing interest at rates varying from 5.00% to 6.50% per annum. A total of $416,000 of the demand notes were issued to related parties (See Note 5)

The convertible debt payable was issued by the Company as follows:

On February 22, 2011 the Company issued convertible debt totaling $175,000, bearing a rate of 8% simple interest per annum. On December 14, 2011, $100,000 was repaid plus accrued interest of $6,466.The remaining Convertible debt of $75,000 in addition to accrued unpaid interest shall be due and payable on April 15, 2012. The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.25 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On April 14, 2012, the maturity date was extended to June 15, 2012 and the conversion factor was adjusted to $0.05 per share

On June 22, 2011 the Company issued a convertible debt totaling $20,000, bearing a rate of 8.0% simple interest per annum. During December 2011, the principle was repaid in the amount of $20,000 plus $758 of accrued interest.

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

On August 17, 2011, the Company issued a convertible debt in amount of $100,000. The convertible debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on April 15, 2012. As further inducement for the lender to advance the loan, the company granted the convertible debt holder the amount of 250,000 shares Common Stock.  The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.05 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On April 14, 2012, the maturity date was extended to June 15, 2012 and the conversion factor was adjusted to $0.05 per share.

On October 31, 2011, the Company issued a convertible debt in amount of $100,000. The convertible debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on April 15, 2012. As further inducement for the lender to advance the loan, the company granted the convertible debt holder the amount of 250,000 shares Common Stock.  The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.05 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On April 14, 2012, the maturity date was extended to June 15, 2012 and the conversion factor was adjusted to $0.05 per share.

The following table illustrates the carrying value of the demand notes payable and convertible debt:

March 31, 2012

Convertible Notes	$275,000
Notes with a six month maturity	220,000
Demand Notes	466,000
Discount on Convertible Note	(0)
Convertible Note, Net	961,000
Less: Current portion of convertible debt	(961,000)
Long term portion of convertible debt	$-

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three months ended March 31, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total

Convertible debt	$(178,070)	$(351,209)	$-	$(529,279)
	$(178,070)	$(351,209)	$-	$(529,729)

The following table illustrates the components of derivative liabilities:

Balance at December 31, 2011	$178,070
Change in fair value of derivative liability due to beneficial conversion feature	351,209
Debt redemption	-
Balance at March 31, 2012	$529,279

Face Up Entertainment Group, Inc.
(F/K/A Game Face Gaming, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet through May , 2012, which represents the date these financial statements are available to be issued.

On February 27, 2012 the Company secured additional financing through the issuance of a Note Purchase Agreement, the total not to exceed $500,000. Each note will bear interest at 5% per annum and is payable within six months from the date of issuance or earlier from proceeds of a private offering or through a registration statement. As part of the agreement the Company granted the lender 1,000,000 shares of the Company’s common stock. On April 18, 2012, the Company borrowed $50,000 and on April 30, 2012 the Company borrowed $70,000. The Company has $160,000 available on this financing agreement.

On April 14, 2012 the Company entered into an agreement with certain note holders extending the due date of the respective notes payable from April 15, 2012 to June 15, 2012. As further inducement for the lender to extend the due date of their note the Company adjusted the conversion rate clause to $0.05 per share on the convertible notes. One of the demand notes were changed to a convertible note due June 15, 2012 with a conversion rate of $0.05 per share at the option of the note holder.

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

Plan of Operation

We are in the business of operating a non-wagering, non-games of chance (such as poker, chess and backgammon), multi-platform, multiplayer and social software company. The Company seeks to develop, market and operate a non wagering internet gaming website by incorporating proprietary technologies that will provide players with streaming video, audio and messaging capabilities. We believe that these enhancements will dramatically enhance the players’ online gaming experiences. Management is not aware of any online games sites which offer players the ability to see one another and speak live during game play.

Results of Operations

Comparison of Three  Months Ended March 31, 2012 and 2011:

Revenues

During the three months ended March 31, 2012, we did not generate any revenues as compared to $105,000 of revenues for the three months ended March 31, 2011.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended March 31, 2012 increased by $87,703, or 76%, to $201,450, as compared to selling, general and administrative expenses for the three months ended March 31, 2011 of $114,747. These expenses are comprised mainly of marketing expenditures ($89,629), payroll and related taxes ($36,863), and consulting expenditures ($43,100).

Net loss

As a result of the foregoing, for the three months ended March 31, 2012, net loss was  $725,592 Net loss for the period ended March 31, 2011 was $8,498. The increase was primarily due to derivative liability expense and an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2012 reflects that we had $48,204 cash on hand. On March 31, 2012, our total current liabilities was $1,534,880 and a working capital deficiency was $1,470,284, compared to a working capital deficiency of $23,340 on March 31, 2011. We had a stockholders’ deficiency of  $1,282,950 at March 31, 2012. The increase in working capital deficiency and stockholders' deficiency was due to derivative liability and selling, general and administrative expenditures during the quarter ended March 31, 2012.

We currently have a total of $1,081,000 owed to eight entities and individuals, of which $416,000 are due upon demand and $665,000 have specific due dates as described below. Of those, two loans aggregating $75,000 of such principal indebtedness accrues interest at the rate of 8% from February 2011, are due and payable on the earlier of June 15, 2012 or when the Company raises $600,000 in gross proceeds from the sale of securities or any offering; $200,000 of principal accrue interest at the rate of 6.5%,  are due and payable on the earlier of June 15, 2012 or when the Company raises $500,000 in gross proceeds from the sale of securities; $50,000 is due on the earlier of June 15, 2012 or when the Company raises $1,000,000. All of these 5 loans were also modified to provide that principal and interest can be converted in whole or in part to shares of common stock of the Company at a conversion rate of $0.05 per share.  The Company received loans of $85, 000  on  February 27, 2012, $135,000 on March 14, 2012, $50,000 on April 18, 2012 and $70,000 on April 30, 2012  from Corporate Debt Consultants LLC.  Each Note matures on the six month anniversary of its issuance. The notes issued to Corporate Debt are not convertible into shares, but Corporate Debt has piggyback registration rights on the 1,000,000 shares it was issued.

 Subsequent Event:

The balance of the indebtedness is due to Corporate Debt Consultants LLC - $120,000 of principal indebtedness and accrued interest at the annual rate of 5% is due upon the earlier of October 30, 2012 or when the Company sells any class of securities, and $120,000 is due on August 27, 2012

Going Concern Consideration

The Company is a development stage company. For the period December 24, 2009 (date of inception) through March 31, 2012, the Company has had a net loss of $1,723,780. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to begin operations and to achieve profitability.

The Company believes that it will need approximately $3,600,000 to fund its expenses over the next twelve months. On a monthly basis, if the Company had these funds it would utilize, among other uses, approximately $125,000 for advertising and marketing, $100,000 for salaries and office expenses and $60,000 for software development. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources, other than the agreement with Corporate to lend the Company up to $500,000, of which $340,000 has been borrowed as of May 15, 2012.

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

ITEM 4.     CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") , as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act are recorded, processed, summarized and reported as and when required.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of March 31, 2012.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.       OTHER INFORMATION

As previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange commission on May 2, 2012, on April 27, 2012, the name of Game Face Gaming, Inc. was changed to "Face Up Entertainment Group, Inc." and the symbol for the Company on the Over the Counter Bulletin Board was changed to "FUEG".

ITEM 6.         EXHIBITS

(a) Exhibits:

4.11	Promissory Note dated as of April 18, 2012 in the original principal amount of $50,000 issued to Corporate Debt Consultants LLC

4.12	Promissory Note dated as of April 30, 2012 in the original principal amount of $70,000 issued to Corporate Debt Consultants LLC

4.13	Third Amendment dated as of April 14, 2012 to the Note with Small Cap Consultants, Inc.

4.14	Fourth Amendment dated as of April 14, 2012 to the Note with Small Cap Consultants, Inc.

10.16	Modification and Extension Agreement dated as of April 14, 2012 with Beth Englard

10.17	Modification and Extension Agreement dated as of April 14, 2012 with L Frankel Irrv Children Trust

10.18	Modification and Extension Agreement dated as of April 14, 2012 with Small Cap Consultants, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

32.1	Section 1350 Certification (CEO)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requrements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto daly authorized.

Date: May 15, 2012	By:	/s/ Felix Elinson
Name: Felix Elinson
Title: President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)