Form 10-Q
period 2012-06-30
Face Up Entertainment Group, Inc.
filed 2012-08-16
CIK 1479919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number: 000-54415

FACE UP ENTERTAINMENT GROUP, INC.
(Exact Name of registrant as specified in its charter)

Florida	27-1551007
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

20 East Sunrise Highway
Valley Stream, New York 11581
(Address of Principal Executive Offices)

(516) 303-8100
(Registrant's Telephone Number, Including Area Code)

_________________________________________
(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files) Yes ☒       No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐	Small reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  August 15, 2012, 58,625,000 shares of common stock, $.001 par value per share, of the issuer were outstanding.

TABLE OF CONTENTS

		Page
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures	20

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item IA.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Face Up Entertainment Group, Inc.
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$9,288	$18,325
Prepaid expenses and other current assets	21,024	1,621
TOTAL CURRENT ASSETS	30,312	19,946

PROPERTY AND EQUIPMENT (Net)	133,336	35,070

OTHER ASSETS
Intangible asset	100,000	100,000
TOTAL OTHER ASSETS	100,000	100,000

TOTAL ASSETS	$263,648	$155,016

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	70,614	10,450
Accrued expenses and other current liabilities	4,854	15,458
Derivative liabilities	691,262	178,070
Notes payable-convertible	1,341,000	656,000
Accrued interest on notes payable--convertible	40,653	12,396

TOTAL CURRENT LIABILITIES	2,148,383	872,374

STOCKHOLDERS' EQUITY (DEFICIT):
Capital stock - authorized:
250,000,000 common shares, $0.0001 par value
58,375,000 and 56,175,000 shares issued and outstanding at
June 30, 2012 and December 31, 2011, respectively	5,838	5,618
Additional paid in capital	617,992	275,212
Deficit accumulated during the development stage	(2,508,565)	(998,188)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,884,735)	(717,359)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$263,648	$155,015

Face Up Entertainment Group, Inc. and Subsidiary
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	For the Period December 24, 2009 (Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012
REVENUES:
Net revenue	$35,833	$-	$35,833	$105,000	$140,833

EXPENSES:
Depreciation expense	785	786	1,571	786	3,928
General & administrative expenses	458,740	199,884	660,190	315,798	1,428,093

Total expenses	459,525	200,670	661,761	316,584	1,432,021

Operating Loss	(423,692)	(200,670)	(625,928)	(211,584)	(1,291,188)

OTHER INCOME (EXPENSE):
Interest expense	(199,110)		(371,257)		(528,531)
Derivate liability	(161,983)		(513,192)		(691,262)
Interest income	-	1		1
Other income - cancellation of debt	-	-	-	2,416	2,416

Total other income (expense)	(361,093)	1	(884,449)	2,417	(1,217,377)

Income (Loss) before Provision for Income Taxes	(784,785)	(200,669)	(1,510,377)	(209,167)	(2,508,565)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(784,785)	$(200,669)	$(1,510,377)	$(209,167)	$(2,508,565)

PER SHARE DATA:
Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Weighted Average Common shares outstanding	57,479,396	50,986,141	57,014,011	44,159,070

Face Up Entertainment Group, Inc. and Subsidiary
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - December 24, 2009	-	$-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.001 per share
(par value $0.00001) on December 24, 2009	117,000,000	11,700	(2,700)	(3,000)	-	6,000

Loss for the period from inception on
December 24, 2009 to December 31, 2009	-	-	-	-	(3,579)	(3,579)

Balance - December 31, 2009	117,000,000	11,700	(2,700)	(3,000)	(3,579)	2,421

Payment of Subscription Receivable				3,000		3,000

Common shares issued to Investors
for cash at $0.01 per share
(par value $0.00001) on May 26, 2010	15,600,000	1,560	10,440			12,000

Loss for the year ended December 31, 2010					(22,837)	(22,837)

Balance - December 31, 2010	132,600,000	13,260	7,740	-	(26,416)	(5,416)

Common shares cancelled by
the Corporation on February 10, 2011	(104,666,667)	(10,467)	10,467			-

Common shares issued at $0.0044 per share
(par value $0.0001) for the contribution of
intangible assets on February 22, 2011	22,666,667	2,267	97,733			100,000

Common shares issued to Consultants for services at
$0.0044 per share (par value $0.0001) on June 23, 2011	5,075,000	508	21,822			22,330

Common shares issued for finance costs at
$0.25 per share (par value $0.0001) on August 17, 2011	250,000	25	62,475			62,500

Common shares issued for finance costs
$0.30 per share (par value $0.0001) on October 31, 2011	250,000	25	74,975			75,000

Loss for the year ended December 31, 2011					(971,772)	(971,772)

Balance - December 31, 2011	56,175,000	5,618	275,212	-	(998,188)	(717,358)

Common shares issued for finance costs
$0.16 per share (par value $0.0001) on February 27, 2012	1,000,000	100	159,900			160,000

Common shares issued for finance costs
$0.17 per share (par value $0.0001) on May 29, 2012	500,000	50	84,950			85,000

Common shares issued for finance costs
$0.27 per share (par value $0.0001) on June 15, 2012	700,000	70	97,930			98,000

Loss for the six months ended June 30, 2012					(1,510,377)	(1,510,377)

Balance - June 30, 2012	58,375,000	$5,838	$617,992	$-	$(2,508,565)	$(1,884,735)

Face Up Entertainment Group, Inc. and Subsidiary
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended	For the Period December 24, 2009 (Inception) to
	June 30,	June 30,	March 31,
	2012	2011	2012
OPERATING ACTIVITIES:
Net loss	$(1,510,377)	$(209,167)	$(2,508,565)

Depreciation	1,571	786	3,928
Common stock issued for services	-	22,330	22,330
Common stock issued for financing costs	343,000		480,500

Changes in Assets and Liabilities:
(Increase) decrease in current assets:
Prepaid Expenses and other current assets	(19,403)	(1,311)	(21,024)
Increase (decrease) in current liabilities:
Accounts payable	60,164	10,335	70,614
Derivative liabilities	513,192		691,262
Accrued interest on convertible debt	28,257		40,653
Accrued expenses and other current liabilities	(10,604)	-	4,854

Net cash used in operating activities	(594,200)	(177,027)	(1,215,448)

INVESTMENT ACTIVITIES:
Computer hardware purchased	(99,837)	(9,427)	(109,264)
Source code purchased	-	-	(28,000)
Net cash provided by investment activities	(99,837)	(9,427)	(137,264)

FINANCING ACTIVITIES:
Common stock issued			21,000
Issuance of notes payable	685,000	195,000	1,536,000
Repayments of notes payable	-		(195,000)
Loan from officer	-	(3,000)	-
Net cash provided by financing activities	685,000	192,000	1,362,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,037)	5,546	9,288

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,325	584	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,288	$6,130	$9,288

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$7,380
Income taxes	$-	$-	$-
Non-cash transactions:
Stock Issued for intangible asset	$-	$100,000	$100,000

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 -GENERAL ORGANIZATION AND BUSINESS

Face Up Entertainment Group, Inc. (f/k/a Game Face Gaming, Inc.) the Company is a development stage company, incorporated in the State of Florida on December 24, 2009 to provide software to companies to help them market and sell their music and entertainment content to consumers. On April 24, 2012 the Company changed its name from Game Face Gaming, Inc. (F/K/A Intake Communications, Inc.) to Face Up Entertainment Group, Inc.

Since February 2011, the Company has been engaged in developing the internet’s first Reality Gaming Social Network. The Company seeks to penetrate the market in the business of operating a non-wagering Internet social media and gaming company. The Internet Gaming platform incorporates proprietary technologies that will provide users with streaming video, audio and messaging capabilities enhancing both the users experience and the gaming experience.

Face Up Entertainment Group’s proprietary platform will be used in creating a vast global gaming network consisting of games from every region of the globe, supporting native languages as well as cross language functionality. Once these games make their way onto our platform they will be accessible on almost all devices currently used to access the internet. In addition to popular and well known games that are already being played on line by tens of millions of people around the world, Game Face will be launching its own in- house developed games.

NOTE 2 - SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. The financial statements have been prepared on the accrual basis of accounting in conformity accounting principlesgenerally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of Face Up Entertainment Group, Inc. (F/K/A Game Face Gaming, Inc.) and its wholly owned subsidiary Socii Management, LLC. All material intercompany balances and transactions have been eliminated from in consolidation.

Cash and Cash Equivalents
For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.At June, 2012 the company did not have any balances that exceeded FDIC insurance limits.

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Dividends
The Company has not adopted a policy regarding payments of dividends. No dividends have been paid during the period presented andno payments are foreseen in the near future.

Income Taxes
The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of June 30, 2012.

Uncertain Tax Positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Positions”) of the ASC. Uncertain Tax Positions prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under “Uncertain Tax Positions”, an entity may only recognize or continue to recognize tax positions that meet a ““more-than-likely-than-not” threshold. All related interest and penalties would be expensed as incurred. The Company has evaluated its tax position for the period ended June 30, 2012 and such evaluation did not require a material adjustment to the financial statements.

Advertising
The Company expenses advertising asincurred. For the six months ended June 30, 2012and 2011, advertising expense totaled$109,786and $2,400, respectively.

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

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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
* The costs incurred or to be incurred in respect of the transaction can be measuredreliably.

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

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Effect of recently issued accounting standards
The company has adopted all recently issued accounting pronouncements.  The Adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3 - INCOME TAXES:

Deferred tax attributes resulting from differences between financial accounting methods and tax basis of assets and liabilities at June 30, 2012 are as follows (rounded to the nearest hundred):

June 30,2012
Noncurrent Assets:
Net operating loss carry-forwards	$401,000
Valuation Allowance	$(401,000)
Net Deferred Tax Asset	$$0

AtJune 30, 2012, the Company had estimated net loss carry forwards of approximately $1,337,000 which expire between 2029 through 2031. Utilization of these net operating loss card forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

June 30,2012	Amount	Percent
Book income at Federal Statutory Rate	$(163,000)	25%
State Taxes, net of Federal Benefit	$(33,000)	5%
Change in Valuation Allowances	$196,000	(30%)
	$0	0%

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

On January 6, 2011, the Board of Directors and majority shareholder of the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to (i) affect a 13 for 1 forward stock split of the Company’s issued and outstanding common stock in the form of a dividend.  Accordingly there were 10,200,000pre-split common shares and following the forward split there were 132,600,000 common shares issued and outstanding.  All share amounts, including those stated above, have been adjusted to reflect the forward split. On February 10, 2011, Ron Warren, the principal shareholder and sole officer and director of the Company cancelled 104,666,667 of his own shares and on February 22, 2011 the Company issued an additional 22,666,667 shares in an intangible asset purchase.

On February 22, 2011 the Company issued 22,666,667 common shares at $0.0001 par valueand $0.0044 face value to Lemberg Consulting for their intellectual property and pending patents in the amount of $100,000.

On June 23, 2011 the Company issued 5,075,000common shares at $0.0001 par value and $0.0044 face value to various “founding fathers” of the company for services rendered to the company in lieu of cash.

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

On May 29, 2012 the Company issued 500,000 common shares at $0.0001 par value and $0.17 face value as an inducement for the $200,000 line of credit entered by the Company on that date. The value of the 500,000 common shares issued totaled $85,000.

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

On June 15, 2012 the Company issued 700,000 common shares at $0.0001 par value and $0.14 face value as an inducement for the an extension of time of the due date on the convertible debt outstanding by the Company on that date. The value of the 700,000 common shares issued totaled $98,000.

As of June 30, 2012 there are 250,000,000 Common Shares at $0.0001 par value authorized with 58,375,000 shares issued and outstanding.

NOTE 5– RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in business activities outside of the company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company has demand notes payable outstanding totaling $416,000 to related parties; these outstanding notes bear interest between 5% to 6% per annum(See Note 9).

NOTE 6- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period December 24, 2009 (date of inception) through June 30, 2012 the Company has had a net loss of $2,508,565. As of June 30, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities, and obtaining loans.The Company intends on financing its future development activities and its working capital needs largely from notes, loans and the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7 –PROPERTY AND EQUIPMENT

June 30, 2012
Computer hardware	$9,427
Source code	127,837
137,264
Less accumulated depreciation and amortization	(3,928)
Property and Equipment (net)	133,336

Depreciation and amortization expense	$1,571

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

During the six months ended June 30, 2012 the company acquired $46,788of source code for cash.

NOTE 8 - INTANGIBLE ASSETS

On February 22, 2011, the Company acquired from Lemberg Consulting an intangible asset worth $100,000 in a non-cashtransaction for 22,666,667 shares ofthe Company. The company purchased future contracts and pending patents for a gaming system that incorporates voice and video into the gaming experience.

NOTE 9 - CONVERTIBLE DEBT

As of June 30, 2012 the bridge notes payable totaled $1,341,000. The bridge notes payable were offered by the company during 2011 and 2012. The bridge notes payable consist of $325,000 of convertible debt and $1,016,000 of demand notes bearing interest at rates varying from 5.00% to 6.50% per annum. A total of $416,000 of the demand notes were issued to related parties (See Note 5)

The convertible debt payable was issued by the Company as follows:

On February 22, 2011 the Company issued convertible debt totaling $175,000, bearing a rate of 8% simple interest per annum. On December 14, 2011,$100,000was repaidplus accrued interest of $6,466.The remaining Convertible debt of $75,000 in addition to accrued unpaid interest shall be due and payable on September 15, 2012. The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.25 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On April 14, 2012, the maturity date was extended to June 15, 2012 and the conversion factor was adjusted to $0.05 per share. On June 15, 2012, the maturity date was extended to September 15, 2012. As an inducement for the extension the Company issued the convertible note holders 200,000 share of common stock.

On June 22, 2011 the Company issued a convertible debt totaling $20,000, bearing a rate of 8.0% simple interest per annum. During December 2011, the principle was repaid in the amount of$20,000 plus$758 of accrued interest.

On August 17, 2011, the Company issued a convertible debt in amount of $100,000. The convertible debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on September15, 2012. As further inducement for the lender to advance the loan, the company granted the convertible debt holder the amount of 250,000 shares Common Stock.  The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.05 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On April 14, 2012, the maturity date was extended to June15, 2012 and the conversion factor was adjusted to $0.05 per share. On June 15, 2012, the maturity date was extended to September 15, 2012. As an inducement for the extension the Company issued the convertible note holder 200,000 share of common stock.

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

On September 22, 2011, the Company issued demand debt in amount of $50,000. The debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on September 15, 2012. On April 15, 2012, the maturity rate was extended to June 15, 2012. As inducement for the lender to extend the note, the demand debt was converted to convertible debt wherebythe principal amount and all unpaid interest accrued on this debt maybe converted to common shares at a price of $0.05 per share.On June 15, 2012, the maturity date was extended to September 15, 2012. As an inducement for the extension the Company issued the convertible note holder 100,000 share of common stock.

On October 31, 2011, the Company issued a convertible debt in amount of $100,000. The convertible debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on September15, 2012. As further inducement for the lender to advance the loan, the company granted the convertible debt holder the amount of 250,000 shares Common Stock.  The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.05 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On April 14, 2012, the maturity date was extended to June15, 2012 and the conversion factor was adjusted to $0.05 per share. On June 15, 2012, the maturity date was extended to September 15, 2012. As an inducement for the extension the Company issued the convertible note holder 200,000 share of common stock.

The following table illustrates the carrying value of the demand notes payable and convertible debt:

June30, 2012
Convertible Notes	$325,000
Notes with a six month maturity	600,000
Demand Notes to Related Parties	416,000
Discount on Convertible Note	(0)
Convertible Note, Net	1,341,000
Less: Current portion of convertible debt	(1,341,000)
Long term portion of convertible debt	$-

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Six months ended June 30, 2012
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
Convertible debt	$(178,070)	$(513,192)	$-	$(691,262)
	$(178,070)	$(513,192)	$-	$(691,262)

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

The following table illustrates the components of derivative liabilities:

Balance at December 31, 2011	$178,070
Change in fair value of derivative liability due to beneficial conversion feature	513,192
Debt redemption	-
Balance at June 30, 2012	$691,262

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date which the financial statements were issued.

On May 29, 2012 the Company secured additional financing through the issuance of a Note Purchase Agreement, the total not to exceed $200,000. Each note will bear interest at 5% per annum and is payable within six months from the date of issuance or earlier from proceeds of a private offering or through a registration statement. As part of the agreement the Company granted the lender 500,000 shares of the Company’s common stock. On July 10, 2012, the Company borrowed the remaining $100,000 against his financing agreement.

On August 9, 2012 the Company secured additional financing through the issuance of a Note Purchase Agreement, the total not to exceed $100,000. Each note will bear interest at 5% per annum and is payable within six months from the date of issuance or earlier from proceeds of a private offering or through a registration statement. As part of the agreement the Company granted the lender 250,000 shares of the Company’s common stock. On August 9, 2012, the Company borrowed $50,000. The Company has $50,000 available on this financing agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Report and reports included herein by reference. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Plan of Operation

We are in the business of operating a non-wagering, non-games of chance (such as poker, chess and backgammon), multi-platform, multiplayer and social software company. The Company has developed and recently began marketing  and operating  a non wagering internet gaming website by incorporating proprietary technologies that will provide players with streaming video, audio and messaging capabilities. We believe that these enhancements will dramatically enhance the players’ online gaming experiences. Management is not aware of any online games sites which offer players the ability to see one another and speak live during game play.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011:

Revenues

During the three months ended June 30, 2012, we had revenues of $35,833 compared to no revenues for the three months ended June 30, 2011.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended June 30, 2012 increased by $258,856, or approximately 130%, to $458,740, as compared to selling, general and administrative expenses for the three months ended June 30, 2011 of $199,884. These expenses are comprised mainly of prizes and marketing of $275,854, advertising expenses of $34,282, computer consulting of $57,346 and payroll of $51,600.

Net loss

As a result of the foregoing, for the three months ended June 30, 2012, net loss was $784,785.

Net loss for the three-month period ended June 30, 2011 was $200,669. The increase was primarily due to financing costs and an increase in selling, general and administrative expenses.

 Comparison of Six Months Ended June 30, 2012 and 2011:

Revenues

During the six months ended June 30, 2012, we had revenues of $35,833 compared to revenues of $105,000 for the six months ended June 30, 2011.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the six months ended June 30, 2012 increased by $344,392, or approximately 109%, to $660,190, as compared to selling, general and administrative expenses for the six months ended June 30, 2011 of $315,798. These expenses are comprised mainly of prizes and marketing of $289,979, advertising expenses of $109,786, computer consulting of $100,446 and payroll of $83,200.

Net loss

As a result of the foregoing, our net loss for the six months ended June 30, 2012, net loss was $1,510,377.

Net loss for the six-month period ended June 30, 2011 was $209,167. The increase was primarily due to financing costsand an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2012 reflects that we had $9,288 cash on hand. On June 30, 2012, our total current liabilities was $2,148,383 and a working capital deficiency was $2,118,071 compared to a working capital deficiency of $852,428on December 31, 2011. We had a stockholders’ deficiency of $1,884,735 at June 30, 2012. The increase in working capital deficiency and stockholders' deficiency was due to financing costs, selling, general and administrative expenditures during the six months ended June 30, 2012.

As of June 30, 2012 the company had a total of $1,341,000 owed to ten entities and individuals, of which $416,000 are due upon demand and $925,000 have specific due dates, ranging from September 15, 2012 through December 21, 2012. During the six months ended June 30, 2012 the Company borrowed an aggregate of $685,000.

During July 2012 the Company borrowed $100,000 against the May 29, 2012 Note Purchase Agreement. This note is due on January 10, 2013. During August, 2012 the Company borrowed 50,000 against a Note Purchase Agreement dated August 9, 2012. The Note Purchase Agreement calls for intrest at 5%. per annum and each note issued pursuant to such agreement is payable within 5 months from the date of issuance or earlier from proceeds of a private offering or though a registration statement. As part of the August 9, 2012 Note Purchase Agreement the Company granted the lender 250,000 shares of common stock.

Going Concern Consideration

The Company is a development stage Company. For the period December 24, 2009 (date of inception) through June 30, 2012, the Company has had a net loss of $2,508,565. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to begin operations and to achieve profitability.

The Company believes that it will need approximately $3,600,000 to fund its expenses over the next twelve months. On a monthly basis, if the Company had these funds it would utilize, among other uses, approximately $125,000 for advertising and marketing, $100,000 for salaries and office expenses and $60,000 for software development. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources of capital.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our officers in connection with the review of our financial statements as of June 30, 2012.

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

Management believes that the appointment of one or more outside directors, who will be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2012, in connection with the execution of certain modification agreements with each of Beth Englard and the L Frankel Irrv Childrens Trust, the Company issued 100,000 shares of its common stock to each such lender as consideration for agreeing to extend the maturity dates of outstanding promissory notes in the principal amount of $25,000 with Englard and $50,000 with the Trust, from June 15, 2012 to September 15, 2012.

On June 15, 2012, in connection with the execution of a certain modification agreement with Small Cap Consultants, Inc., the Company issued an aggregate of 500,000 shares of its common stock to Small Cap as consideration for extending the maturity dates of outstanding principal notes to Small Cap  to the earlier of September 15, 2012 or the Company receiving $500,000 in financing.

On August 9, 2012 in connection with the issuance of a $50,000 note the Company issued 250,000 shares to Corporate Debt Consultants, LLC.

The above stock issuances were made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

4.17	Fourth Amendment dated as of June 15, 2012 to the Note with Small Cap Consultants, Inc.

4.18	Fifth Amendment dated as of June 15, 2012 to the Note with Small Cap Consultants, Inc.

4.19	Promissory Note dated as of August 9, 2012 from Face Up Gaming Entertainment, Inc. to Corporate Debt Consultants LLC in the original principal amount of $50,000

10.21	Modification and Extension Agreement dated as of June15, 2012 with Beth Englard

10.22	Modification and Extension Agreement dated as of June 15, 2012 with L Frankel Irrv Children Trust

10.23	Modification and Extension Agreement dated as of June 15, 2012 with Small Cap Consultants, Inc.

10.24	Agreement dated as of August 9, 2012 between Face Up Gaming Entertainment, Inc. and Corporate Debt Consultants LL

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

32.1	Section 1350 Certification (CEO)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2012	By:	/s/ Felix Elinson
Felix Elinson
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)