Form 10-Q
period 2012-09-30
Face Up Entertainment Group, Inc.
filed 2012-11-19
CIK 1479919

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2012, 58,975,000shares of common stock, $.001 par value per share, of the issuer were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Face Up Entertainment Group, Inc.
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$4,114	$18,325
Prepaid expenses and other current assets	505	1,621
TOTAL CURRENT ASSETS	4,619	19,946

PROPERTY AND EQUIPMENT (Net)	189,455	35,070

OTHER ASSETS
Intangible asset	100,000	100,000
TOTAL OTHER ASSETS	100,000	100,000

TOTAL ASSETS	$294,074	$155,016

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	180,630	10,450
Accrued expenses and other current liabilities	6,637	15,458
Derivative liabilities	1,756,195	178,070
Notes payable-convertible	1,566,000	656,000
Accrued interest on notes payable--convertible	57,955	12,396

TOTAL CURRENT LIABILITIES	3,567,417	872,374

STOCKHOLDERS' EQUITY (DEFICIT):
Capital stock - authorized:
250,000,000 common shares, $0.0001 par value
58,975,000 and 56,175,000 shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	5,898	5,618
Additional paid in capital	725,932	275,212
Deficit accumulated during the development stage	(4,005,173)	(998,188)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,273,343)	(717,359)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$294,074	$155,015

Face Up Entertainment Group, Inc. and Subsidiary
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	For the Period December 24, 2009 (Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
REVENUES:
Net revenue	$43,976.00	$-	$79,809	$105,000	$184,809

EXPENSES:
Depreciation expense	786	786	2,357	1,571	4,714
General & administrative expenses	349,564	195,605	1,009,753	506,738	1,777,656

Total expenses	350,350	196,391	1,012,110	508,309	1,782,370

Operating Loss	(306,374)	(196,391)	(932,301)	(403,309)	(1,597,561)

OTHER INCOME (EXPENSE):
Interest expense	(125,302)	(275,268)	(496,559)	(279,935)	(653,833)
Derivate liability	(1,064,933)		(1,578,125)		(1,756,195)
Interest income	-			2
Other income - cancellation of debt	-	-	-	2,416	2,416

Total other income (expense)	(1,190,235)	(275,268)	(2,074,684)	(277,517)	(2,407,612)

Income (Loss) before Provision for Income Taxes	(1,496,609)	(471,659)	(3,006,985)	(680,826)	(4,005,173)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,496,609)	$(471,659)	$(3,006,985)	$(680,826)	$(4,005,173)

PER SHARE DATA:
Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.05)	$(0.01)
Weighted Average Common shares outstanding	58,664,674	55,805,435	57,568,248	48,083,852

Face Up Entertainment Group, Inc. and Subsidiary
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - December 24, 2009	-	$-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.001 per share
(par value $0.00001) on December 24, 2009	117,000,000	11,700	(2,700)	(3,000)	-	6,000

Loss for the period from inception on
December 24, 2009 to December 31, 2009	-	-	-	-	(3,579)	(3,579)

Balance - December 31, 2009	117,000,000	11,700	(2,700)	(3,000)	(3,579)	2,421

Payment of Subscription Receivable				3,000		3,000

Common shares issued to Investors
for cash at $0.01 per share
(par value $0.00001) on May 26, 2010	15,600,000	1,560	10,440			12,000

Loss for the year ended December 31, 2010					(22,837)	(22,837)

Balance - December 31, 2010	132,600,000	13,260	7,740	-	(26,416)	(5,416)

Common shares cancelled by
the Corporation on February 10, 2011	(104,666,667)	(10,467)	10,467			-

Common shares issued at $0.0044 per share
(par value $0.0001) for the contribution of
intangible assets on February 22, 2011	22,666,667	2,267	97,733			100,000

Common shares issued to Consultants for services at
$0.0044 per share (par value $0.0001) on June 23, 2011	5,075,000	508	21,822			22,330

Common shares issued for finance costs at
$0.25 per share (par value $0.0001) on August 17, 2011	250,000	25	62,475			62,500

Common shares issued for finance costs
$0.30 per share (par value $0.0001) on October 31, 2011	250,000	25	74,975			75,000

Loss for the year ended December 31, 2011					(971,772)	(971,772)

Balance - December 31, 2011	56,175,000	5,618	275,212	-	(998,188)	(717,358)

Common shares issued for finance costs
$0.16 per share (par value $0.0001) on February 27, 2012	1,000,000	100	159,900			160,000

Common shares issued for finance costs
$0.17 per share (par value $0.0001) on May 29, 2012	500,000	50	84,950			85,000

Common shares issued for finance costs
$0.27 per share (par value $0.0001) on June 15, 2012	700,000	70	97,930			98,000

Common shares issued for finance costs
$0.18 per share (par value $0.0001) on August 9, 2012	250,000	25	44,975			45,000

Common shares issued for finance costs
$0.18 per share (par value $0.0001) on August 22, 2012	350,000	35	62,965			63,000

Loss for the nine months ended September 30, 2012					(3,006,985)	(3,006,985)

Balance - September 30, 2012	58,975,000	$5,898	$725,932	$-	$(4,005,173)	$(3,273,343)

Face Up Entertainment Group, Inc. and Subsidiary
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended	For the Period December 24, 2009 (Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
OPERATING ACTIVITIES:
Net loss	$(3,006,985)	$(680,826)	$(4,005,173)

Depreciation	2,357	1,571	4,714
Common stock issued for services	-	22,330	22,330
Common stock issued for financing costs	451,000	46,336	588,500

Changes in Assets and Liabilities:
(Increase) decrease in current assets:
Prepaid Expenses and other current assets	1,116	(918)	(505)
Increase (decrease) in current liabilities:
Accounts payable	170,180		180,630
Derivative liabilities	1,578,125	223,091	1,756,195
Accrued interest on convertible debt	45,559		57,955
Accrued expenses and other current liabilities	(8,821)	37,144	6,637

Net cash used in operating activities	(767,468)	(351,272)	(1,388,716)

INVESTMENT ACTIVITIES:
Computer hardware purchased	-	(9,427)	(9,427)
Source code purchased	(156,742)	(25,000)	(184,742)
Net cash provided by investment activities	(156,742)	(34,427)	(194,169)

FINANCING ACTIVITIES:
Common stock issued			21,000
Issuance of notes payable	910,000	395,000	1,761,000
Repayments of notes payable	-		(195,000)
Loan from officer	-	(3,000)	-
Net cash provided by financing activities	910,000	392,000	1,587,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,211)	6,301	4,114

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,325	584	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,114	$6,885	$4,114

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$156	$7,380
Income taxes	$-	$-	$-
Non-cash transactions:
Stock Issued for intangible asset	$-	$100,000	$100,000

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Cash and Cash Equivalents
For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2012 the company did not have any balances that exceeded FDIC insurance limits.

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
September 30, 2012

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

Income Taxes
The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of September 30, 2012.

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Advertising and Marketing
The Company expenses advertising and marketing as incurred. For the nine months ended September 30, 2012 and 2011, advertising expense totaled $213,670 and $2,400, respectively.

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
September 30, 2012

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

NOTE 3 - INCOME TAXES:

Deferred tax attributes resulting from differences between financial accounting methods and tax basis of assets and liabilities at September 30, 2012 are as follows (rounded to the nearest hundred):

September 30, 2012
Noncurrent Assets:
Net operating loss carry-forwards	$498,000
Valuation Allowance	$(498,000)
Net Deferred Tax Asset	$$0

At September 30, 2012, the Company had estimated net loss carry forwards of approximately $1,660,000 which expire between 2029 through 2031. Utilization of these net operating loss card forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

September 30, 2012	Amount	Percent
Book income at Federal Statutory Rate	$(244,000)	25%
State Taxes, net of Federal Benefit	$(49,000)	5%
Change in Valuation Allowances	$293,000	(30%)
	$0	0%

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
September 30, 2012

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

On August 9, 2012 the Company issued 250,000 common shares at $0.0001 par value and $0.18 face value as an inducement for the $100,000 line of credit entered by the Company on that date. The value of the 250,000 common shares issued totaled $45,000.

On August 22, 2012 the Company issued 350,000 common shares at $0.0001 par value and $0.18 face value as an inducement for the $100,000 line of credit entered by the Company on that date. The value of the 350,000 common shares issued totaled $63,000.

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

As of September 30, 2012 there are 250,000,000 Common Shares at $0.0001 par value authorized with 58,975,000 shares issued and outstanding.

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

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period December 24, 2009 (date of inception) through September 30, 2012 the Company has had a net loss of $4,005,173. As of September 30, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities, and obtaining loans. The Company intends on financing its future development activities and its working capital needs largely from notes, loans and the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7 – PROPERTY AND EQUIPMENT

September 30, 2012
Computer hardware	$9,427
Source code	184,742
194,169
Less accumulated depreciation and amortization	(4,713)
Property and Equipment (net)	$189,456

Depreciation and amortization expense	$2,357

During the nine months ended September 30, 2012 the company acquired $156,742 of source code for cash.

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

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 9 - CONVERTIBLE DEBT

As of September 30, 2012 the bridge notes payable totaled $1,566,000. The bridge notes payable were offered by the company during 2011 and 2012. The bridge notes payable consist of $325,000 of convertible debt and $1,241,000 of demand notes bearing interest at rates varying from 5.00% to 6.50% per annum. A total of $416,000 of the demand notes were issued to related parties (See Note 5)

The convertible debt payable was issued by the Company as follows:

On February 22, 2011 the Company issued convertible debt totaling $175,000, bearing a rate of 8% simple interest per annum. On December 14, 2011, $100,000 was repaid plus accrued interest of $6,466.The remaining Convertible debt of $75,000 in addition to accrued unpaid interest shall be due and payable on December 1, 2012. The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.25 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On April 14, 2012, the maturity date was extended to June 15, 2012 and the conversion factor was adjusted to $0.05 per share. On June 15, 2012, the maturity date was extended to September 15, 2012. As an inducement for the extension the Company issued the convertible note holders 200,000 share of common stock. On September 14, 2012 the maturity date was extended to December 1, 2012..

On June 22, 2011 the Company issued a convertible debt totaling $20,000, bearing a rate of 8.0% simple interest per annum. During December 2011, the principle was repaid in the amount of $20,000 plus $758 of accrued interest.

On August 17, 2011, the Company issued a convertible debt in amount of $100,000. The convertible debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on December 1, 2012. As further inducement for the lender to advance the loan, the company granted the convertible debt holder the amount of 250,000 shares Common Stock.  The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.05 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On April 14, 2012, the maturity date was extended to June 15, 2012 and the conversion factor was adjusted to $0.05 per share. On June 15, 2012, the maturity date was extended to September 15, 2012. As an inducement for the extension the Company issued the convertible note holder 200,000 share of common stock. On September 14, 2012 the maturity date was extended to December 1, 2012.

On September 22, 2011, the Company issued demand debt in amount of $50,000. The debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on December 1, 2012. On April 15, 2012, the maturity rate was extended to June 15, 2012. As inducement for the lender to extend the note, the demand debt was converted to convertible debt whereby the principal amount and all unpaid interest accrued on this debt maybe converted to common shares at a price of $0.05 per share. On June 15, 2012, the maturity date was extended to September 15, 2012. As an inducement for the extension the Company issued the convertible note holder 100,000 share of common stock. On September 14, 2012 the maturity date was extended to December 1, 2012.

On October 31, 2011, the Company issued a convertible debt in amount of $100,000. The convertible debt bears a rate of 6.5% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on December 1, 2012. As further inducement for the lender to advance the loan, the company granted the convertible debt holder the amount of 250,000 shares Common Stock.  The principal amount and all unpaid interest accrued on this debt maybe converted by the greater of $0.05 per share or 50% of the average closing bid price of the Common stock on the OTC Bulletin Board, for the 10 trading days ending 5 days before the conversion date. On April 14, 2012, the maturity date was extended to June 15, 2012 and the conversion factor was adjusted to $0.05 per share. On June 15, 2012, the maturity date was extended to September 15, 2012. As an inducement for the extension the Company issued the convertible note holder 200,000 share of common stock. On September 14, 2012 the maturity date was extended to December 1, 2012.

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

On August 22, 2012 the Company secured additional financing through the issuance of a Note Purchase Agreement, the total not to exceed $100,000. Each note will bear interest at 5% per annum and is payable within six months from the date of issuance or earlier from proceeds of a private offering or through a registration statement. As part of the agreement the Company granted the lender 350,000 shares of the Company’s common stock. On August 22, 2012, the Company borrowed $50,000. On September 12, 2012, the Company borrowed $25,000.The Company has $25,000 available on this financing agreement.

The following table illustrates the carrying value of the demand notes payable and convertible debt:

September 30, 2012
Convertible Notes	$325,000
Notes with a six month maturity	825,000
Demand Notes to Related Parties	416,000
Discount on Convertible Note	(0)
Convertible Note, Net	1,566,000
Less: Current portion of convertible debt	(1,566,000)
Long term portion of convertible debt	$-

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Nine months ended September 30, 2012
Derivative income (expense):	Fair Value January 1, 2011	Fair Value Adjustments	Redemptions	Total
Convertible debt	$(178,070)	$(1,578,125)	$-	$(1,756,195)
	$(178,070)	$(1,578,125)	$-	$(1,756,195)

The following table illustrates the components of derivative liabilities:

Balance at December 31, 2011	$178,070
Change in fair value of derivative liability due to beneficial conversion feature	1,578,125
Debt redemption	-
Balance at September 30, 2012	$1,756,195

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date which the financial statements were issued.

On November 6, 2012 the Company borrowed $100,000 through the issuance of a Note Purchase Agreement from a related party. The note bears interest at 3% per annum and is payable on December 6, 2012.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011:

Revenues

During the three months ended September 30, 2012, we had revenues of $43,976 compared to no revenues for the three months ended September 30, 2011.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the three months ended September 30, 2012 increased by $153,959, or approximately 78%, to $350,350, as compared to selling, general and administrative expenses for the three months ended September 30, 2011 of $196,391. These expenses are comprised mainly of general and administrative expenses of $349,564 and depreciation expense of $786.

Net loss

As a result of the foregoing, for the three months ended September 30, 2012, net loss was $1,496,609.
Net loss for the three-month period ended September 30, 2011 was $471,659. The increase was primarily due to financing costs and an increase in selling, general and administrative expenses. We had a derivative liability of $1,064,933 for the three-month period ended September 30, 2012.

Comparison of Nine Months Ended September 30, 2012 and 2011:

Revenues

During the nine months ended September 30, 2012, we had revenues of $79,809 compared to revenues of $105,000 for the nine months ended September 30, 2011.

Selling, general and administrative expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2012 increased by $503,801, or approximately 99%, to $1,012,110, as compared to selling, general and administrative expenses for the nine months ended September 30, 2011 of $508,309. These expenses are comprised mainly of general and administrative expenses of $1,009,753and depreciation expense of $2,357.

Net loss

As a result of the foregoing, our net loss for the nine months ended September 30, 2012 was $3,006,985.
Net loss for the nine-month period ended September 30, 2011 was $680,826. The increase was primarily due to financing costs and an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2012 reflects that we had $4,114 cash on hand. On September 30, 2012, our total current liabilities was $3,567,417. We had a stockholders’ deficiency of $3,273,342 at September 30, 2012.

We currently have a total of $1,566,000 owed to nine entities and individuals, of which $416,000 are due upon demand and $825,000 have specific due dates, ranging from September 15, 2012 through  March 11, 2013. During the quarter ended September 30, 2012 the Company borrowed an additional $225,000 of funds.

Going Concern Consideration

For the period December 24, 2009 (date of inception) through September 30, 2012 the Company has had a net loss of $4,005,173. As of September 30, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities, and obtaining loans. The Company intends on financing its future development activities and its working capital needs largely from notes, loans and the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our officers in connection with the review of our financial statements as of September 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2012, the Company issued 350,000 shares of its common stock to DCO Capital Group, LLC  a Delaware limited liability company. The issuance was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

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

Date: November 19, 2012	By:	/s/ Felix Elinson
Name: Felix Elinson
Title: President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)