Form 10-K/A
period 2011-12-31
Face Up Entertainment Group, Inc.
filed 2012-12-17
CIK 1479919

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of December 14, 2012, 58,975,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference:  None

EXPLANATORY NOTE

This Amendment No. 1 (the "Form 10-K/A") to the Annual Report on Form 10-K amends in its entirety the Form 10-K of Face Up Entertainment Group, Inc. f/k/a Game Face Gaming, Inc. (the "Company") for the fiscal year ended December 31, 2011, originally filed with the U.S. Securities and Exchange Commission on March 20, 2012 (the "Original Form 10-K"). The purpose of this Amendment is to replace in its entirety Item 9A. Controls and Procedures. Except for said Item, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-K in any way. This Form 10-K/A has not been updated to reflect events that occurred after March 20, 2011, the filing date of the Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report, including any amendments to those filings.  This Form 10-K/A includes Exhibits 31 and 32, new certifications by the company’s principal executive officer and principal financial officer as required by Rule 12b-15.

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

NOTES TO FINANCIAL STATEMENTS
(December 31, 2011)

NOTE 3 - INCOME TAXES:

Deferred tax attributes resulting from differences between financial accounting methods and tax basis of assets and liabilities at December 31, 2011 and December 31, 2010 are as follows (rounded to the nearest hundred):

	December 31, 2011	December 31, 2010
Noncurrent Assets:
Net operating loss carry-forwards	$247,600	$9,600
Valuation Allowance	$(247,600)	$(9,600)
Net Deferred Tax Asset	$0	$0

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
____________
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

FACE UP ENTERTAINMENT GROUP, INC.

Dated: December 17, 2012	By:	/s/ Felix Elinson
Felix Elinson
President, Chief Executive Officer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Ac of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 17, 2012	By:	/s/ Felix Elinson
Felix Elinson
President, Chief Executive Officer, and Director (Principal Executive, Financial and Accounting Officer)

Dated: December 17 2012	By:	/s/ Irving Bader
Irving Bader
Secretary and Director