Form 10-K
period 2012-12-31
Face Up Entertainment Group, Inc.
filed 2013-04-16
CIK 1479919

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012. $3,551,250 based upon $0.15 per share.

As of April 12, 2013, 62,642,666 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Face Up Entertainment Group, Inc., unless the context otherwise indicates.

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

This Agreement was modified as of April 15, 2011 to extend the payments due by Atlas so that $27,500 is due 60 days after the completion of beta testing and the code moved to production servers of an online poker room membership model and the final payment in the amount of $27,500 will be due 60 days later. The Company anticipates to provide Atlas with a redesigned membership model platform as compared to a rake model by June 2013.

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

This Agreement was modified as of April 15, 2011 to extend the payments due by Prodigious so that $27,500 will become immediately due 60 days after the completion of beta testing and the code moved to production server/s. A final payment in the amount of $27,500 will be due 60 days later. The Company anticipates to provide Atlas with a redesigned membership model platform as compared to a rake model by June 2013.

Business Overview

Since the change of control and the consummation of the transactions contemplated by the Asset Purchase Agreement, we are now in the business of operating a reality gaming social network. We offer a non-wagering internet poker website and by incorporating proprietary technologies that provides players with streaming video, audio and messaging capabilities. We believe that these enhancements will dramatically enhance the players’ online social gaming experiences. Management is not aware of any online games sites which offer players the ability to see one another and speak live during game play.

We are committed to responsible game-play and are not a gambling site - we want to encourage people to play competitively to win prizes without requiring them to risk losing money. The only cost to players is a monthly membership fee. Because we do not offer gambling, players cannot lose money, but still provide an exciting and entertaining experience. Our members pay us a monthly fee, which gives them a certain amount of points. These points are then used to enter tournaments and/or play games on the site. Each game has its own entry fee in terms of points. Additional points are not purchased; instead they are won based on a member's standing in various tournaments played on our site.

We will require additional capital to develop and expand our gaming platform to a full launch. We estimate that within the next 12 months we will need approximately $3,600,000 in net operating funds to operate our subscription based site and market the site to obtain members and generate revenues from members. We anticipate that such funds, were they to be available to the Company, would be utilized as follows: 1-Accounts Payable $ 400,000; 2- Notes Payable $1,000,000; 3- Operations $800,000; 4- Marketing $1,100,000; 5- Development- $300,000.

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

Our Technology

We currently own provisional patent application number 61/423,751, titled "reality gaming social network".

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

We are currently using cloud computing provided by Rackspace.com on a monthly basis Rackspace offers data centers which simultaneously handle the resource requests from multiple clients. With everything in the data centers, we do not need to have our own information technology setup related directly to the constant upkeep of servers. We currently pay $3200-$3600 per month depending on bandwidth usage for this service. Our gaming systems have been designed to meet the most demanding security standards. We use the same technology currently employed by Amazon and Dell to secure their e-commerce sites' client information. All sensitive data will be securely transmitted and stored in encrypted databases with Rackspace.com.

We also believe that the use of ASP.Net in the front-end makes our system fully secure and encrypted from hackers because the software is running from the server instead of being downloaded to a player’s computer. This design makes the system more secure and provides less chances of the system slowing down and/or crashing.

Products

Our first game offering is poker. Poker was selected as the Company’s inaugural game product because our platform and technology (live, interactive video and chat) will enable players to see and speak to each other in real-time. Our technology will allow play not merely based on the cards being held in hand but also using the skill required to see and read the opponent’s face; the proverbial ‘poker face’.

We offer people the opportunity to participate in tournaments, which are the ultimate poker players' thrill. A tournament is a poker game in which each player starts with an equal amount of chips. All of the players in the tournament continue to play until one player has amassed all of the chips. Each tournament has a chip-buy-in. The buy-in is put into the prize pool; the fee is kept by the Company. The size of the prize pool depends on the tournament structure and is paid out in its entirety to the winner.

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

If we are successful and can raise sufficient funds, we hope to offer other types of tournaments, including:

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

Market

Management has studied the state of multi-platform, multiplayer non-wagering, non-games. We feel that the gaming industry presents an ever increasing market and excellent opportunities for growth. The Company hopes to market the first online gaming product which will deliver video, audio and texting functionality along with the ability to allow users to create their own private tables and host their own private tournaments.

It is hoped that our proprietary technology will allow for interactive, face-to-face competition, which we believe is the only medium which allows for the true test of a poker player's skill. Without the possibility of being able to see and affect your opponent psychologically, the game might as well not be played.

Our Strategy

Management hopes that the Company will be able to generate revenues from the following sources: (1) monthly membership fees; (2) advertisements; (3) tournament plays; (4) social network community; and (5) e-Commerce.

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

A player in our free member community will need to accumulate points in order to have chance to play for smaller prizes. The player would be able to do this by winning these points playing in tournaments with other players or private tables. The tournaments will have various jackpots depending on qualifiers and points needed to enter any particular tournament.

Our paying member community will be able to win play chips enabling them entry into tournaments with bigger prizes and giveaways. For a monthly fee, players will receive the Company’s monthly newsletter written by gaming professionals and will be given the opportunity to access:

•	Entry into tournaments with monthly prizes;
•	A proprietary tournament rating leader board based on actual play;
•	Live chats customer service;
•	Ability to create private tables:
•	No ads, no interruptions game play: and
•	Access into our structured proprietary league structured tournaments.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company does not own any real estate or other properties. The Company's office is located at 20 East Sunrise Highway, Suite 202, Valley Stream, New York 11581, in office space provided by Yitz Grossman, who was formerly a consultant of the Company, at no charge. It is currently sufficient for our operations.- Company will find and will look but has not found or even looked yet- will do so in the coming weeks

Item 3. Legal Proceedings.

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

Notwithstanding the foregoing, on April 4, 2013 the United States Attorney and the Federal Bureau of Investigation announced charges against seven individuals for their roles in a conspiracy to commit securities fraud and the extortion of a con-conspirator. The complaint alleges that the defendants worked to fraudulently inflate the prices and trading volumes of publicly traded stock of small companies, including our company. One of the defendants was a consultant to the Company since February 2011 and has resigned effective April 10, 2013.

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

FISCAL YEAR 2011	HIGH	LOW

Third Quarter	$0.50	$0.10
Fourth Quarter	$0.43	$0.06

FISCAL YEAR 2012	HIGH	LOW

First Quarter	$0.20	$.05
Second Quarter	$.27	$.13
Third Quarter	$.3850	$.17
Fourth Quarter	$.42	$.2175

The last reported sales price of our common stock on the OTCBB on April 3, 2013, was $.14.

Holders

As of April 3, 2013, there were 45 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As of February 20, 2013, the Company issued 150,000 shares of its common stock to DCO Capital Group LLC. The issuance was in consideration for the extension of $75,000 loans made by DCO Capital to the Company until May 1, 2013.

As of February 9, 2013, the Company issued 100,000 shares of its common stock to Corporate Debt Consultants LLC. The issuance was in consideration for the extension of a $50,000 loan made by Corporate Debt to the Company until May 1, 2013.

As of January 10, 2013, the Company issued 346,000 shares of its common stock to DCO Capital Group. The issuance was in consideration for the extension of a $173,000 loan made by DCO Capital to the Company until May 1, 2013.

As of December 6, 2012, the Company issued 200,000 shares of its common stock to Yitz Grossman. The issuance was in consideration for the extension of a $100,000 loan made by Mr. Grossman to the Company originally due November 6, 2012 until May 1, 2013.

As of December 1, 2012, the Company issued the following shares of common stock to the following persons – 25,000 shares to Beth Englard; 100,000 shares to L. Frankel Irrv Childrens Trust; 500,000 shares to Small Cap Consultants, Inc.; 382,000 shares to BSF II, LLC; 150,000 shares to BFSF, LLC; 50,000 shares to Corporate Debt Consultants LLC; 54,000 shares to DCO Capital Group LLC.

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

All of the foregoing issuances were made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

For the period ended December 31, 2012, we have not repurchased any shares of our common stock.

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

We will require additional capital to develop and expand our gaming platform from beta testing to a full launch. We estimate that within the next 12 months we will need approximately $3,600,000 to fund its expenses over the next twelve months. On a monthly basis, if the Company had these funds it would utilize, among other uses, approximately $125,000 for advertising and marketing, $100,000 for salaries and office expenses and $60,000 for software development. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We do not anticipate any equipment purchases in the twelve months ending December 31, 2013.

Results of Operations

Years Ended December 31, 2012 and 2011

We had $3,348 in cash and cash equivalent as of December 31, 2012, and have experienced losses since inception. We recognized $113,301in income in 2012 from Site membership sales . Expenses during the year ended December 31, 2012 were $1,301,894 for a net loss of $3,440,537 compared to expenses of $743,844 for a net loss of $971,772 for the year ended December 31, 2011. Expenses for the year ended December 31, 2012 were primarily the result of from Operations, development and Marketing and general and administrative expenses, while expenses for the year ended December 31, 2011 consisted primarily of general and administrative expenses ($609,607), professional fees ($79,512) and advertising expenses ($52,368) due to expenditures necessary as the Company prepares to launch its first product offering. We have incurred a cumulative net loss of $4,438,725 for the period December 24, 2009 (inception) to December 31, 2012.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 reflects that the Company has $3,384 in cash and cash equivalents. In addition, the Company had a working capital deficiency of $ 3,317,925 at December 31, 2012.

As of December 31, 2012 we had a total of $1,666,000 owed to nine entities and individuals, of which $416,000 are due upon demand and $1,250,000 are due on May 1, 2013 with the exception of one Note in the amount of $25,000 which was due on March 15, 2013 and is currently in default. Of the $1,666,000 outstanding as of December 31, 2012, $466,000 is owed to affiliates of the company.

During the first quarter of 2013, the Company borrowed $97,000 of additional funds nonaffiliated lenders. On January 24, 2013 the Company canceled three of the notes totaling $125,000 and issued a note in the amount of $134,414 to an unrelated party. The Note issued included $9,414 of accrued interest due to holders of the cancelled Notes. The note payable has a conversion factor whereby the note holder may convert the principal amount and accrued unpaid interest into common stock equal to a price which is a 32.5% discount from the lowest “VWAP in the 3 days prior to the day that the holder requests conversion.

In addition to the outstanding Notes, as of April 14, 2013, we also currently owe $311,000 in cash and non cash prizes to our site members. the break down of that amount is as follows, As of Dec 31, 2012 the amount of the cash prizes owed was $151,000 and a $80,000 in non cash prizes, equaling a total of $231,000 owed on 12-31-12. For the period of 1-1-2013 to April 14, 2013 we owe an additional $45,000 in cash prizes and $35,000 in no cash prizes.

Going Concern Consideration

The Company is a development stage company. For the period December 24, 2009 (date of inception) through December 31, 2011, the Company has had a net loss of $$4,438,725. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to begin operations and to achieve profitability. See Note 6 of our financial statements.

The Company believes that it will need approximately $3,600,000 to fund its expenses over the next twelve months. On a monthly basis, if the Company had these funds it would utilize, among other uses, approximately $125,000 for advertising and marketing, $100,000 for salaries and office expenses and $60,000 for software development. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Face Up Entertainment Group, Inc. (fka Game Face Gaming, Inc.)

We have audited the accompanying balance sheet of Face Up Entertainment Group, Inc. (fka Game Face Gaming, Inc.) (a development stage company) (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for each of the years in the two-year period ended December 31, 2012, and for the period since December 24, 2009 (inception) through December 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Face Up Entertainment Group, Inc. (fka Game Face Gaming, Inc.) (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, and for the period since December 24, 2009 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Schaumburg, Illinois
April 15, 2013

Face Up Entertainment Group, Inc.
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$3,348	$18,325
Prepaid expenses and other current assets	1,438	1,621
TOTAL CURRENT ASSETS	4,786	19,946

PROPERTY AND EQUIPMENT (Net)	204,670	35,070

OTHER ASSETS
Intangible asset	100,000	100,000
TOTAL OTHER ASSETS	100,000	100,000

TOTAL ASSETS	$309,456	$155,016

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	344,217	10,450
Accrued expenses and other current liabilities	14,724	15,458
Derivative liabilities	1,213,280	178,070
Notes payable-convertible	1,666,000	656,000
Accrued interest on notes payable--convertible	84,490	12,396

TOTAL CURRENT LIABILITIES	3,322,711	872,374

STOCKHOLDERS' EQUITY (DEFICIT):
Capital stock - authorized:
250,000,000 common shares, $0.0001 par value
61,582,000 and 56,175,000 shares issued and outstanding at
December 31, 2012 and December 31, 2011, respectively	6,159	5,618
Additional paid in capital	1,419,311	275,212
Deficit accumulated during the development stage	(4,438,725)	(998,188)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,013,255)	(717,358)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$309,456	$155,016

Face Up Entertainment Group, Inc. and Subsidiary
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the Period December 24, 2009 (Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012

REVENUES:
Net revenue	$113,301	$105,000	$218,301

EXPENSES:
Depreciation expense	3,143	2,357	5,500
General & administrative expenses	1,298,751	741,487	2,066,654

Total expenses	1,301,894	743,844	2,072,154

Operating Loss	(1,188,593)	(638,844)	(1,853,853)

OTHER INCOME (EXPENSE):
Interest expense	(1,216,734)	(157,274)	(1,374,008)
Derivate liability	(1,035,210)	(178,070)	(1,213,280)
Interest income
Other income - cancellation of debt	-	2,416	2,416

Total other income (expense)	(2,251,944)	(332,928)	(2,584,872)

Income (Loss) before Provision for Income Taxes	(3,440,537)	(971,772)	(4,438,725)

Provision for Income Taxes	-	-	-

Net Loss	$(3,440,537)	$(971,772)	$(4,438,725)

PER SHARE DATA:
Basic and diluted loss per common share	$(0.06)	$(0.02)
Weighted Average Common shares outstanding	58,145,150	61,856,370

Face Up Entertainment Group, Inc. and Subsidiary
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - December 24, 2009	-	$-	$-	$-	$-	$-

Common shares issued to Founder
for cash at $0.001 per share
(par value $0.00001) on December 24, 2009	117,000,000	11,700	(2,700)	(3,000)	-	6,000

Loss for the period from inception on
December 24, 2009 to December 31, 2009	-	-	-	-	(3,579)	(3,579)

Balance - December 31, 2009	117,000,000	11,700	(2,700)	(3,000)	(3,579)	2,421

Payment of Subscription Receivable				3,000		3,000

Common shares issued to Investors
for cash at $0.01 per share
(par value $0.00001) on May 26, 2010	15,600,000	1,560	10,440			12,000

Loss for the year ended December 31, 2010					(22,837)	(22,837)

Balance - December 31, 2010	132,600,000	13,260	7,740	-	(26,416)	(5,416)

Common shares cancelled by
the Corporation on February 10, 2011	(104,666,667)	(10,467)	10,467			-

Common shares issued at $0.0044 per share
(par value $0.0001) for the contribution of
intangible assets on February 22, 2011	22,666,667	2,267	97,733			100,000

Common shares issued to Consultants for services at
$0.0044 per share (par value $0.0001) on June 23, 2011	5,075,000	508	21,822			22,330

Common shares issued for finance costs at
$0.25 per share (par value $0.0001) on August 17, 2011	250,000	25	62,475			62,500

Common shares issued for finance costs
$0.30 per share (par value $0.0001) on October 31, 2011	250,000	25	74,975			75,000

Loss for the year ended December 31, 2011					(971,772)	(971,772)

Balance - December 31, 2011	56,175,000	5,618	275,212	-	(998,188)	(717,358)

Common shares issued for finance costs
$0.16 per share (par value $0.0001) on February 27, 2012	1,000,000	100	159,900			160,000

Common shares issued for finance costs
$0.17 per share (par value $0.0001) on May 29, 2012	500,000	50	84,950			85,000

Common shares issued for finance costs
$0.27 per share (par value $0.0001) on June 15, 2012	700,000	70	97,930			98,000

Common shares issued for finance costs
$0.18 per share (par value $0.0001) on August 9, 2012	250,000	25	44,975			45,000

Common shares issued for finance costs
$0.18 per share (par value $0.0001) on August 22, 2012	350,000	35	62,965			63,000

Common shares issued for finance costs
$0.20 per share (par value $0.0001) on November 29, 2012	454,000	46	90,755			90,800

Common shares issued for finance costs
$0.28 per share (par value $0.0001) on December 1, 2012	2,153,000	215	602,625			602,840

Loss for the twelve months ended December 31, 2012					(3,440,537)	(3,440,537)

Balance - December 31, 2012	61,582,000	$6,159	$1,419,311	$-	$(4,438,725)	$(3,013,255)

Face Up Entertainment Group, Inc. and Subsidiary
(f/k/a Game Face Gaming, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Period December 24, 2009 (Inception) to
	Dcember 31,	December 31,	December 31,
	2012	2011	2012
OPERATING ACTIVITIES:
Net loss	$(3,440,537)	$(971,772)	$(4,438,725)

Depreciation	3,143	2,357	5,500
Common stock issued for services	-	22,330	22,330
Common stock issued for financing costs	1,144,640	137,500	1,282,140

Changes in Assets and Liabilities:
(Increase) decrease in current assets:
Prepaid Expenses and other current assets	183	(1,621)	(1,438)
Increase (decrease) in current liabilities:
Accounts payable	333,767	7,450	344,217
Derivative liabilities	1,035,210	178,070	1,213,280
Accrued interest on convertible debt	72,094	12,396	84,490
Accrued expenses and other current liabilities	(734)	15,458	14,724

Net cash used in operating activities	(852,234)	(597,832)	(1,473,482)

INVESTMENT ACTIVITIES:
Computer hardware purchased	-	(9,427)	(9,427)
Source code purchased	(172,743)	(28,000)	(200,743)
Net cash provided by investment activities	(172,743)	(37,427)	(210,170)

FINANCING ACTIVITIES:
Common stock issued		-	21,000
Issuance of notes payable	1,010,000	851,000	1,861,000
Repayments of notes payable	-	(195,000)	(195,000)
Loan from officer	-	(3,000)	-
Net cash provided by financing activities	1,010,000	653,000	1,687,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,977)	17,741	3,348

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,325	584	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,348	$18,325	$3,348

Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$7,380	$7,380
Income taxes	$-	$-	$-
Non-cash transactions:
Stock Issued for intangible asset	$-	$100,000	$100,000

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Cash and Cash Equivalents
For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2012 the company did not have any balances that exceeded FDIC insurance limits.

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Income Taxes
The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of December 31, 2012.

Uncertain Tax Positions
The Company adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Positions”) of the ASC. Uncertain Tax Positions prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under “Uncertain Tax Positions”, an entity may only recognize or continue to recognize tax positions that meet a ““more-than-likely-than-not” threshold. All related interest and penalties would be expensed as incurred. The Company has evaluated its tax position for the period ended December 31, 2012and such evaluation did not require a material adjustment to the financial statements.

Advertising and Marketing
The Company expenses advertising and marketing as incurred. For the year ended December 31, 2012 and 2011, advertising expense totaled $331,159 and $52,368 respectively.

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
December 31, 2012

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

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
NOTE 3 - INCOME TAXES

Deferred tax attributes resulting from differences between financial accounting methods and tax basis of assets and liabilities at December 31, 2012 are as follows (rounded to the nearest hundred):

December 31, 2012
Noncurrent Assets:
Net operating loss carry-forwards	$583,000
Valuation Allowance	$(583,000)
Net Deferred Tax Asset	$$0

At December 31, 2012, the Company had estimated net loss carry forwards of approximately $1,943,000 which expire between 2029 through 2031. Utilization of these net operating loss card forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

December 31, 2012	Amount	Percent
Book income at Federal Statutory Rate	$(315,000)	25%
State Taxes, net of Federal Benefit	$(63,000)	5%
Change in Valuation Allowances	$378,000	(30%)
	$0	0%

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
December 31, 2012

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

On June 15, 2012 the Company issued 700,000 common shares at $0.0001 par value and $0.14 face value as an inducement for an extension of time of the due date on the convertible debt outstanding by the Company on that date. The value of the 700,000 common shares issued totaled $98,000.

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

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

On November 29, 2012 the Company issued 454,000 common shares at $0.0001 par value and $0.20 face value as an inducement for the extension of time of the due date on both the convertible and non-convertible debt outstanding by the Company on that date. The value of the 454,000 common shares issued totaled $90,800.

On December 1, 2012 the Company issued 2,153,000 common shares at $0.0001 par value and $0.28 face value as an inducement for the extension of time of the due date on both the convertible and non-convertible debt outstanding by the Company on that date. The value of the 2,153,000 common shares issued totaled $602,840

As of December 31, 2012 there are 250,000,000 Common Shares at $0.0001 par value authorized with 61,582,000 shares issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in business activities outside of the company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company has demand notes payable outstanding totaling $516,000 to related parties; these outstanding notes bear interest between 3% to 6% per annum (See Note 9).

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period December 24, 2009 (date of inception) through December 31, 2012 the Company has had a net loss of $4,438,725. As of December 31, 2012, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities, and obtaining loans. The Company intends on financing its future development activities and its working capital needs largely from notes, loans and the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7 - PROPERTY AND EQUIPMENT

December 31, 2012

Computer hardware	$9,427
Source code	200,742
210,169
Less accumulated depreciation and amortization	(5,499)
Property and Equipment (net)	$204,670

Depreciation and amortization expense	$3,143

During the year ended December 31, 2012 the company acquired $172,743 of source code for cash.

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 8 - INTANGIBLE ASSETS

On February 22, 2011, the Company acquired from Lemberg Consulting an intangible asset worth $100,000 in a non-cash transaction for 22,666,667 shares of the Company. The company purchased future contracts and pending patents for a gaming system that incorporates voice and video into the gaming experience.

NOTE 9 - CONVERTIBLE DEBT

As of December 31, 2012 the bridge notes payable totaled $1,666,000. The bridge notes payable were offered by the company during 2011 and 2012. The bridge notes payable consist of $325,000 of convertible debt and $1,341,000 of demand notes bearing interest at rates varying from 3.00% to 6.50% per annum. A total of $516,000 of the demand notes were issued to related parties (See Note 5)

The convertible debt payable was issued by the Company as follows:

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
December 31, 2012

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

The following table illustrates the carrying value of the demand notes payable and convertible debt:

December 31, 2012
Convertible Notes	$325,000
Notes with a six month maturity	825,000
Demand Notes to Related Parties	516,000
Discount on Convertible Note	(0)
Convertible Note, Net	1,666,000
Less: Current portion of convertible debt	(1,666,000)
Long term portion of convertible debt	$-

FACE UP ENTERTAINMENT GROUP, INC. AND SUBSIDIARY
  (F/K/A GAME FACE GAMING, INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	For the year ended December 31, 2012
Derivative income (expense):	Fair Value January 1, 2011	Fair Value Adjustments	Redemptions	Total
Convertible debt	$(178,070)	$(1,035,210)	$-	$(1,213,280)
	$(178,070)	$(1,035,210)	$-	$(1,213,280)

The following table illustrates the components of derivative liabilities:

Balance at December 31, 2011	$178,070
Change in fair value of derivative liability due to beneficial conversion feature	1,035,210
Debt redemption	-
Balance at December 31, 2012	$1,213,280

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date which the financial statements were issued.

On January 24, 2013 the Company canceled three of the notes totaling $125,000 to related parties and issued a note for $134,414 to an unrelated party. The note issued included $9,414 of accrued interest due to the related parties. The note payable has a conversion factor whereby the note holder may convert the principal amount and accrued unpaid interest into common stock equal to a price which is a 32.5% discount from the lowest “VWAP in the 3 days prior to the day that the holder requests conversion.

Subsequent to the balance sheet date the company issued 450,000 common shares as an inducement for the extension of time of the due date on the non-convertible debt outstanding by the company.

On January 11, 2013 the Company borrowed $50,000 through the issuance of a Note Purchase Agreement. The note bears interest at 3% per annum and is payable on May 11, 2013.

On February 22, 2013, the Company issued 162,500 of its $0.0001 par value common stock at $0.001 per share for $13,000 cash.

On March 15, 2013, the Company issued 257,143 of its $0.0001 par value common stock at $0.001 per share for $18,000 cash.

On March 19, 2013, the Company issued 200,000 of its $0.0001 par value common stock at $0.001 per share for $16,000 cash.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Officers in connection with the review of our financial statements as of December 31, 2012.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And. we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a full functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management post funding.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented with the next 12 months. Although we had planned to test our updated controls and remediate our deficiencies by November 30, 2012, we did not achieve this goal as a result of, among other reasons, a lack of funding and the absence of a new board member.

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

Name	Age	Position

Felix Elinson	44	President, Chief Executive Officer, CFO and Director

Irving Bader	73	Secretary and Director

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

There are no familial relationships among any of our officers or directors, although Mr. Bader is the father in law of Yitz Grossman. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2012.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Notwithstanding the foregoing, on April 4, 2013 the United States Attorney and the Federal Bureau of Investigation announced charges against seven individuals for their roles in a conspiracy to commit securities fraud and the extortion of a con-conspirator. The complaint alleges that the defendants worked to fraudulently inflate the prices and trading volumes of publicly traded stock of small companies, including our company. One of the defendants was an unpaid consultant to the Company since February 2011 and resigned effective April 10, 2013.

Item 11. Executive Compensation.

Summary Compensation

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer and each of our executive officers (each a “Named Executive Officer”) for the last two fiscal years. No other executive officer earned compensation in excess of $100,000 during our 2012 fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($) (10) (11)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Felix Elinson	2012	54,000	0	0	0	0	0	0	54,000
President and Chief	2011	54,000	0	0	0	0	0	0	54,000
Executive Officer

Irving Bader	2012	0	0	0	0	0	0	0	0
Secretary	2011	0	0	0	0	0	0	0	0

In connection with our asset acquisition on February 22, 2011, we entered into an employment agreement with Felix Elinson, pursuant to which Mr. Elinson became employed as our Chief Executive Officer. As Chief Executive Officer, Mr. Elinson is responsible for developing our business strategies, policies and operations, as well as such duties consistent with his position as the principal executive offer of the Company. In consideration for his services, Mr. Elinson is in agreement to be compensated with a monthly salary of $7,200, payable paid bi-monthly on the first and fifteenth business day of each month (No pay has been made since August 2012). Commencing upon the earlier to occur of the consummation of an equity financing of $1,000,000 or the first full month in which we have 15,000 paying subscribers, his compensation will increase to $12,000 per month. Mr. Elinson has agreed not to compete with the Company during the term of his employment and for a period of one and a half years thereafter. Mr. Elinson also agreed not to disclose confidential information. Although the agreement is on a month to month basis, we may terminate Mr. Elinson for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 14, 2013, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock; (ii) each executive officer and director of our company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 62,642,666 shares of our common stock issued and outstanding as of April 9, 2013. Unless otherwise indicated, the address of each person listed is c/o Game Face Gaming, Inc., 20 East Sunrise Highway, Valley Stream, NY 11581.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Felix Elinson (1) 2928 West 5th Street Brooklyn, NY 11224	11,333,333	18.09%

Irving Bader (2)	11,333,333	18.09%

Punim Chadoshos, LLC	11,333,334	18.09%

Elina Leonova (3) 333 East 23rd Street New York, NY 10010	11,333,333	18.09%

Directors and officers as a group (2 persons)	22,666,666	36.18%

(1)	Mr. Elinson is President and Chief Executive Officer and a director of the Company.
(2)	Mr. Bader is Secretary and a director of the Company, and is the trustee of the CPT 2011 Trust which owns all of the membership interests of Punim Chadoshos, LLC, a New York limited liability company.
(3)	Mrs. Leonova is the wife of Alex Lemberg, a consultant to the Company.

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

On October 25, 2011, we issued a Demand Note in the principal amount of $25,000 to BSF, LLC. Lisa Grossman, wife of our consultant, Yitz Grossman, is a managing member of BSF, LLC.

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

On February 22, 2011, we entered into a Consulting Agreement with Yitz Grossman pursuant to which he was retained as a consultant to advise us on corporate development and introduce the Company to some of his contacts which may have an interest in investing in the Company. The term of the Agreement is for a period of three years and will automatically be extended for an additional three years should we raise at least $3,000,000 gross capital. We agreed to compensate Mr. Grossman with the monthly sum of $10,000 to be paid bi-monthly on the first and fifteenth business day of each month, said payments to commence upon the earlier of the consummation of an equity financing of $2,000,000 or the first full month in which we have 15,000 paying subscribers. Mr. Grossman has also agreed not to compete with the Company during the term of his consultancy and for a period of one and a half years thereafter. Mr. Grossman has also agreed to not to disclosed confidential information. We have the right to terminate him for cause at any time immediately upon written notice and should he be terminated, he is entitled to compensation accrued through the date of termination. In connection with charges brought on April 4, 2013 by the United States Attorney and the Federal Bureau of Investigation against seven individuals for their roles in a conspiracy to commit securities fraud and the extortion, Mr. Grossman resigned, effective April 10, 2013.

Between December 2012 and March 2013, the company, in connection with Loan Extensions to its Note holders, issued a total of 3,057,000 shares. In connection therewith, all but one of the Note holders, agreed to extend their loans until May 1, 2013. One Note in the amount of $25,000 was extended until March 15, 2013. That loan has not been paid.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Lake and Associates CPAs. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Audit Fees	$18,450	$16,250
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

FACE UP ENTERTAINMENT GROUP, INC.

Dated: April 16, 2013	By:	/s/ Felix Elinson
Felix Elinson
President, Chief Executive Officer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	By:	/s/ Felix Elinson
Felix Elinson
President, Chief Executive Officer, and Director (Principal Executive, Financial and Accounting Officer)

Dated: April 16, 2013	By:	/s/ Irving Bader
Irving Bader
Secretary and Director